Form 10-K
period 2024-12-31
zSpace, Inc.
filed 2025-03-28
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From        To

Commission file number: 001-42431

ZSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2284050
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
55 Nicholson Lane San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 498-4050

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.00001 Par Value per Share	ZSPC	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically; every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.0405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ⮽   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on December 31, 2024, based on the closing price of the registrant’s common stock as reported by the Nasdaq Global Market on that date, was approximately $47.2 million. The registrant has elected to use December 31, 2024 as the calculation date because on June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was a privately held company. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of February 28, 2025 was 22,849,378.

Documents Incorporated by Reference

None.

In this Annual Report on Form 10-K, “we,” “our,” “us,” “zSpace,” and “the Company” refer to zSpace, Inc., together with its consolidated subsidiaries, unless the context requires otherwise.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

MARKET DATA AND FORECASTS

We are responsible for the disclosures contained in this Annual Report on Form 10-K. However, unless otherwise indicated, information in this Annual Report on Form 10-K concerning economic conditions, our industry, our markets and our competitive position is based on information obtained from a variety of sources, including information from independent industry analysts and publications, as well as our own estimates and research.

Our estimates are derived from publicly available information released by third parties, as well as data from our internal research, and are based on such data and our knowledge of our industry, which we believe to be reasonable. None of the independent industry publications discussed in this Annual Report on Form 10-K were prepared on our behalf.

In presenting this information, we have made certain assumptions that we believe to be reasonable based on such data and other similar sources and on our knowledge of, and our experience to date in, the markets in which we operate. Market and industry data, which is derived in part from management’s estimates and beliefs, are subject to change and may be limited by the availability of raw data, the voluntary nature of the data gathering process and other limitations inherent in any statistical survey of such data. In addition, projections, assumptions and estimates of the future performance of the markets in which we operate, and our future performance are necessarily subject to uncertainty and risk due to a variety of factors, including those described in the subsection entitled “Risk Factors” under Part I, Item 1A of this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

TRADEMARKS, TRADENAMES, SERVICE MARKS, AND COPYRIGHTS

We own or have rights to use various trademarks, tradenames, service marks, and copyrights, which are protected under applicable intellectual property laws, as further described herein. This Annual Report on Form 10-K also contains trademarks, tradenames, service marks, and copyrights of other companies, which are, to our knowledge, the property of their respective owners. Solely for convenience, certain trademarks, tradenames, service marks, and copyrights referred to in this Annual Report on Form 10-K may appear without the ©, ®, and ™ symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, tradenames, service marks, and copyrights. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of us by, such other companies.

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled “Risk Factors.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

●	We have a limited operating history at the scale of our business which makes it difficult to evaluate our current business and future prospects, and we may not be able to scale our business for future growth.
●	If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customers’ needs or requirements, our platform may become less competitive.
●	We expect to incur research and development costs in developing new products, which could significantly reduce our profitability and may never result in revenue.
●	Certain of our market opportunity estimates, growth forecasts and key metrics could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.
●	Our business is dependent on our ability to maintain and scale our product and software offerings and technical infrastructure, and any significant disruption in the availability of our platform could damage our reputation, result in a potential loss of customers and engagement, and adversely affect our business, operating results and financial condition.
●	We have a history of net losses. We expect to continue to experience net losses in the future and we cannot assure you that we will achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, financial condition and operating results will be adversely affected.
●	We have in the past been, and may in the future be, dependent on a limited number of significant customers.
●	Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their contracts with us, or if we are unable to expand sales to our existing customers or develop new products that achieve market acceptance.
●	If we fail to manage our inventory and supply chain effectively, our business, financial condition and results of operations may be materially and adversely affected.
●	If we need additional capital in the future, it may not be available on favorable terms, if at all.
●	Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.
●	We depend on a limited number of third-party partners to produce, resell and distribute our products.
●	Adverse general and industry-specific economic and market conditions, reductions in IT spending, supply chain disruptions, geopolitical conflicts, rising fuel prices, inflation, increasing interest rates, instability in the global banking system or changes in the spending policies or budget priorities for government funding of K 12 schools may reduce demand for our products and platform, which could harm our results of operations.
●	We have identified material weaknesses in its internal control over financial reporting. If we do not remediate the material weaknesses in its internal control over financial reporting, or if we fail to establish and maintain effective internal control, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause investors to lose confidence in our reported financial information and may lead to a decline in the market price of our common stock.
●	There is uncertainty regarding our ability to continue as a going concern.
●	Our ability to use our United States federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
●	Changes in U.S. and international trade policies, including the export and import controls and laws, may adversely impact our business and operating results.

●	State or local legislation has been and may continue to be adopted that limits or bans instruction in public schools that includes or promotes social or emotional learning, which could limit our ability to operate in those states and/or localities and have an adverse impact on our business, operating results and financial condition.
●	Our failure to comply with laws and regulations that are or may become applicable to us as a technology provider for Higher Education and K-12 could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.
●	Our business is subject to complex and evolving United States and foreign laws, regulations and industry standards, many of which are subject to change and uncertain interpretation, which uncertainty could harm our business, operating results and financial condition.
●	Failure to register, protect or enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results and financial condition.
●	The failure of our information technology (“IT”) systems or a security breach involving customer or employee personal data, and the remediation of any such failure or breach, could materially impact our reputation and adversely affect our business, results of operations or financial condition.
●	Any interruptions in our operations due to cyberattacks or to our failure to maintain adequate security and supporting infrastructure as we scale, could damage our reputation, business, operating results, and financial condition.
●	We are classified as a “controlled company” for purposes of the Nasdaq Listing Rules and therefore qualify for certain exceptions from certain corporate governance requirements. As a result, in the event we rely on such exceptions, our stockholders would not have the same protections afforded to stockholders of companies that are not controlled companies.
●	We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

PART I

Item 1. Business

Our Company

We are a leading provider of augmented reality (AR) and virtual reality (VR) educational technology solutions. We believe that we are a recognized brand in the education market with a current focus on both United States K-12 schools and Career & Technical Education (CTE) markets. Our proprietary hardware and software platform provides the unique ability to deliver an interactive, stereoscopic three-dimensional (3D) learning experience to our users without the need to utilize VR goggles or specialty glasses. Our hands-on “learning by doing” solutions have been shown to enhance the learning process and drive higher student test scores, as evidenced by a study on the utility of 3D virtual reality technologies for student knowledge gains published in the Journal of Computer Assisted Learning in 2021. We allow students and teachers to experience learning in the classroom that may otherwise be dangerous, impossible, counterproductive, or expensive using traditional techniques. Our platform serves a broad range of critical educational tools designed for K-12 science, technology, engineering and math (STEM) lessons as well as training skilled trades in areas such as health sciences, automotive engineering/repair, Unity3D® software programming and advanced manufacturing.

We sell our platform directly to United States school districts, both as a primary educational tool in K-12 classrooms and as a career training solution, as well as to community college customers through both a direct sales and support team as well as regional resellers. Internationally, we rely exclusively on resellers to bring our products to those markets. Today, our platform is implemented in more than 3,500 of the approximately 13,000 United States public school districts. Our K-12 platform is currently deployed in over 80% of the largest 100 K-12 public school districts in the United States, as measured by student enrollment, and our CTE solutions have been deployed in approximately 73% of those public school districts we serve. Our CTE solutions have also been deployed in approximately 2% of United States community and technical colleges. In addition, we have partnered with over 25 resellers and have expanded our customer network into over 50 countries. We believe the applicability of our platform in education environments provides an opportunity for significant scale.

Since 2014, we have been developing and delivering hardware and software technology focused on improving education in K-12 and CTE classrooms. We believe that our platform leads to (i) deeper understanding of content, (ii) increased motivation of students to learn, (iii) additional engagement of students with content and (iv) improved preparedness for the workforce. We believe that we have significant growth potential and that we have demonstrated a repeatable value proposition and the ability to scale our sales growth model. With a mature and tested go-to-market playbook and team in place, we are focused on execution across a carefully selected set of growth vectors, including scaling in the United States, expanding internationally, investing in research and development (“R&D”), and acquiring software, both specific software applications and third party software developers, in order to increase the growth of our software offerings. Such acquisitions, if completed, are intended to be accretive to earnings and materially increase our software revenues.

From a technology perspective, graphics and speed of computing have increased exponentially over time, but the physical computing experience has remained largely static since the introduction of the mouse and touchscreen in the 1980s. We believe limiting the user experience to the confines of a screen creates inherent limitations such as slowing technological breakthroughs, discouraging engagement and hampering creativity, particularly when utilizing technology as a learning tool. We were founded with the goal of eliminating that barrier between students and content and reinventing the student experience. We hope to accomplish this through a range of proprietary innovations in hardware and software that comprise the foundation of our educational platform. We believe that these innovations help to eliminate a barrier between digital content and students so that students can be immersed in content: manipulate it, experience it and interact with it as if it were real. You can find additional information on our website at www.zspace.com. The information contained on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Our Industry and Market Opportunity

We estimate, using data from national government sources specifying the number of schools within their regions, that our total addressable market (TAM) for the K-12 market is approximately $21.4 billion in the United States, $29.0 billion in Europe, Middle East and Africa region (EMEA) and $5.6 billion in the Asia Pacific region (APAC) and that our TAM for the CTE market is approximately $6.2 billion in the United States, $5.4 billion in EMEA and $0.8 billion in APAC, with an overall global TAM of greater than $68 billion. Our TAM for the K-12 market is an estimate of the revenue that we would receive over a five-year period assuming that each public school in the applicable region purchases one “lab” (consisting of 25 laptops and one cart) at our current prices. Such estimates include recurring annual revenue per laptop based on the average software subscription revenue we receive per unit per year from K-12 customers and assumes an 80% renewal rate. Our TAM for the CTE market is an estimate of the revenue that we would receive over a five-year period assuming that each school that offers vocational/CTE programs (including community colleges) in the applicable region purchases one “lab” (consisting of 27 laptops and one cart) at our current prices. Such estimates include recurring annual revenue based on the average software subscription revenue we receive per unit per year from CTE customers in such region and assumes an 80% renewal rate. We have estimated the number of schools in the K-12 market and the CTE market in the US/Canada region, EMEA region and APAC region based on data sourced from third parties, including the Institute of Education Science, the British Educational Suppliers Association, Statista, various governmental instrumentalities, articles and published papers.

According to market analysis by Grand View Research, the global education technology market was valued at $142.4 billion in 2023 and is expected to grow at a compound annual growth rate (CAGR) of 13.6% from 2023 to 2030. Further, according to Insight Partners, the global AR, VR and mixed reality market is expected to grow at a 37% CAGR to $252 billion by 2028 compared to $28 billion in 2021. Markets and Markets Research predicts that spending on AR and VR in the education market globally will grow to $14.2 billion by 2028 (CAGR of 30% from 2023).

Over the past several years, a significant portion of our revenue was generated in the United States. For the year ended December 31, 2023, our revenue in the United States was $38.7 million and our revenue outside of the United States was $5.2 million, representing 88% and 12% of our total revenue, respectively. For the year ended December 31, 2024, our revenue in the United States was $33.5 million and our revenue outside of the United States was $4.6 million, representing 88% and 12% of our total revenue, respectively. In 2023, our revenue in China was $2.8 million, representing 6% of our total revenue and in 2024, our revenue in China was $0.9 million, representing 2% of our total revenue. We are in the process of focusing on expanding our business in the United States and elsewhere, and we expect the percentage of our total revenue generated from China in 2025 to be lower than in 2024.

Our Learning Platform

Key elements of our platform include:

The ability for users to easily understand abstract concepts. Our products have the ability to deliver an interactive, autostereoscopic 3D experience, allowing students to interact directly with complex, spatial, and abstract concepts. Our products integrate the latest AR/VR technology with science, math, and career training applications that empower students to learn in a 3D world without the fear of making mistakes.

An immersive 3D experience using familiar hardware. Traditionally, AR/VR technology has required complicated hardware, including glasses or goggles, that is difficult to incorporate into a classroom setting and limits collaboration. Our 3D experience uses a laptop without the need for any external eyewear. Using our patented hand-held stylus device, which functions like a pen, interactions are designed to be simple and familiar so customers can feel more comfortable bringing the latest technology into classrooms. Our platform is designed to work with natural gestures and movements to allow learners to manipulate objects in a 360-degree experience outside the confines of the screen.

Effective kinesthetic learning tools. Our products leverage hands on, kinesthetic learning (i.e., using body movements to interact with learning environments). With built-in eye-tracking technology and our patented hand-held stylus device, learners naturally move their heads and rotate their wrists as they pick-up, dissect, and interact with virtual objects. We believe that engaging tactile learning with movement, testing, and trial and error in a non-traditional learning environment can support retention and recall of information.

Our Products

Our platform consists of three key components — proprietary hardware, software and services.

●	Hardware. Our hardware is the enabler of the 3D learning experience on our platform. We work closely with original equipment manufacturers (OEMs) to produce devices that deliver a 3D experience.

●	Inspire. Inspire is our second-generation laptop product launched in early 2022 and built in partnership with a major PC OEM. It is our first product that delivers autostereoscopic 3D graphics, not requiring any eyewear or headset. With a specialized optical lens and eye-tracking technology, a set of images for each eye is created and directly projected through the lens to where the eyes are looking for a unique 3D experience. We deliver each Inspire laptop with our patented hand-held stylus, which allows users to interact with and manipulate 3D images. When not being used in 3D stereo, the screen provides 2D color accuracy, including 100% Adobe RGB color gamut and Delta E<2 color accuracy, allowing the user to see minute details on the 15.6” 4K UHD narrow bezel display.

●	Inspire 2: Inspire 2 is our third-generation laptop product launched in late 2024 and built in partnership with a major PC OEM. It is our second product that delivers autostereoscopic 3D graphics not requiring any eyewear or headset. We continue to deliver each Inspire 2 laptop with our patented hand-held stylus, which allows users to interact with and manipulate 3D images. While having the same visual performance as the Inspire, the Inspire 2 laptops feature a 20 - 22% boost in processing and graphics performance, run zSpace applications longer on battery power, and are 16% lighter than previous models, making it more portable and accessible for active learning environments.
●	Imagine. Imagine is our fourth-generation laptop product launched in early 2025 and built in partnership with a different PC OEM than the Inspire or Inspire 2. Like the Inspire 2, the Imagine delivers autostereoscopic 3D graphics not requiring any eyewear or headset and uses the zSpace hand-held stylus. The Imagine was built with safety and comfort in mind for young learners. The Imagine is 41% smaller and 30% lighter than the Inspire, making it easier for younger learners to use in the classroom. It also features a smaller, 14-inch screen, but similar CPU performance using the Intel 13th generation i7-1360P, ensuring sufficient performance for zSpace applications. The Imagine is sold as part of an Elementary focused solution that includes the Imagine Laptops with a 3-year warranty, interactive software, curriculum-aligned lessons, and professional learning, all designed to be used in an elementary classroom.
●	Tracked stylus. Our tracked stylus allows users to interact with the projection of the 3D information to provide a comfortable and realistic experience as well as the precise interaction with the virtual objects in open space. Our patented hand-held stylus device allows for freedom of movement, enabling students to use our products with familiar movements and interactions that they commonly perform, such as rotating their wrists naturally as they examine and manipulate 3D visuals. It allows students to bring objects out of the screen and interact with them as if they were real objects. Our stylus works together with the eye-tracking technology in our products to read the position of the user’s body and respond to movements throughout the interaction, creating a natural, comfortable and effortless experience. Each stylus includes three buttons designed to map the buttons on a traditional mouse to provide a familiar interface model for the user. The buttons on the stylus perform different actions depending on the application.

Our hand-held stylus device is designed to leverage the experience all students have with using a pen/ pencil. It is sized to be comfortable for both adult and child users when held like a pen/pencil in either the right or left hand. Because the stylus is wired, charging is unnecessary and removal of the stylus from our devices is discouraged. The stylus also supports haptic feedback, allowing applications to provide a physical response to engaging in the learning process, enhancing realism and providing distinct feedback to the user.

●	Original Edition (OE) Products. Our all-in-one products and OE laptop were our initial product offerings that used a proprietary passive circular polarized display to create comfortable 3D stereo using lightweight eyewear. We are no longer producing our OE products, although we continue to sell existing inventory outside of the US.

●	Software. We develop and deliver both platform management software, enabling the easy distribution, licensing and management of web enabled applications, and end user applications that students use on our devices. Our platform offers a full range of applications, developed both in-house and by third-party application developers, that provide learning experiences designed for the K-12 STEM and CTE markets. In the K-12 market, we offer applications in areas such as Science, Health and Math, and in the CTE markets we provide applications in key areas such as Automotive, Advanced Manufacturing, Health and Agri-Sciences. We believe that providing software that offers a range of effective educational experiences for end users is a critical component of our product’s value to our customers.
●	In September 2021, to help accelerate user adoption and meet the needs for learning anywhere, anytime, anyplace, we launched StudioA3, which gives every learner access to evidence-based virtual experiences for in-person, remote, and hybrid learning on any device, including non-zSpace devices such as Chromebooks and Apple-based computers. StudioA3 is an application in which teachers can build lessons for almost any subject using thousands of pre-made models, and students can learn and explore.
●	Services. Implementation and professional development services are part of the overall solution we offer to our customers so they can quickly use, and be fully trained on, our products. We have developed a network of trainers in the United States with education experience with the goal of making our customers’ experience with our products positive and effective. Internationally, we rely exclusively on resellers to provide these services to our customers.

Our Competitive Strengths

We believe that we have a number of competitive strengths that will enable us to grow our business. Our competitive strengths include:

●	Breadth and depth of our platform. Our platform is focused on delivering virtual interactive learning capabilities to the education market. From our technology design to content development, our products have the ability to deliver value across the world-wide education spectrum. The same platform can be used by third grade learners and college students. Our growing range of software content, developed both in house and by third-party software developers, includes hundreds of STEM, Game Design and CTE lessons, including Physical Science, Math, Health, Automotive, Unity3D® Programming, and Advanced Manufacturing.
●	Highly Differentiated and Proprietary Technology. Our product offerings are designed to facilitate intuitive, responsive, and comfortable learner experiences, with hardware that includes built-in eye-tracking technology that allows for 3D images without the use of specialized glasses and a hand-held stylus device that allows users to bring objects out of the screen and manipulate them as if they were real objects. We believe our proprietary platform offers a unique solution to educators interested in effective kinesthetic learning tools.
●	Brand recognition. We believe we are a trusted brand in the K-12 education market that has a track record of attracting and maintaining customers. We believe we are recognized as a market leader in AR/VR and the “eduverse” for schools. We expect to continue to leverage our position and increase our brand awareness to grow our customer base.
●	Leadership and first-mover advantage. We believe we are a leader in the AR/VR educational market with an experienced executive management and sales team and longstanding relationships and significant knowledge regarding the education market. Additionally, our broad patent portfolio is the result of many years of research and development and innovation, and we believe it provides a strong foundation for our business. Innovation has been at the center of our business since inception, and we plan to continue to prioritize investments in R&D to further our position.

Our Growth Strategies

We believe that we have significant growth potential. We believe we have demonstrated a repeatable value proposition and the ability to scale our sales growth model. With a mature and tested go-to-market playbook and team in place, we are focused on scaling execution across a carefully selected set of growth vectors. These include:

●	Targeted software growth via both software acquisitions and application acquisitions. We intend to pursue software acquisitions, both specific software applications and third-party software developers, in order to increase the growth of our software offerings. Such acquisitions, if completed, are intended to be accretive to earnings and materially increase our software revenue.
●	Scale within the United States education market. We expect to continue to drive growth by increasing marketing efforts, expanding use cases and introducing new applications within the United States. We are particularly focused on acquiring and retaining both K-12 and CTE users while expanding our sales with our Inspire products. With our large content library and pioneering AR/VR capabilities, we pride ourselves on our ability to deliver value across the education landscape including K-12 schools, community colleges, technical colleges and trade colleges. Going forward, we plan to continue to expand our content library and platform to address the needs of our current and future customers. We also plan to increase investments in specific sales and marketing initiatives to increase sales efficiency and increase users and growth in renewing software revenue.

Our Customers

We sell to education institutions, ranging from K-12 schools to community colleges, technical colleges and trade colleges, both directly and through our resellers. The majority of our customer base is comprised of United States public school districts, who purchase products as a primary K-12 educational tool and also to support career training education at the higher grade levels. With a customer base of over 3,500 United States public school districts as well as a growing number of community colleges and other technical institutions, we believe we are well positioned to strengthen our educational brand and increase our penetration in the education market. We have multi-year relationships with many of the largest public school districts in the United States. Our K-12 platform is currently deployed in over 80% of the largest 100 K-12 public school districts in the United States, as measured by student enrollment, and our CTE solutions have been deployed in approximately 73% of those public school districts we serve. Our CTE solutions have also been deployed in approximately 2% of United States community and technical colleges. We expect our global user base to continue to grow as we seek to further establish our platform as the standard for innovative hands-on, experiential learning using evidence-based AR/VR technology.

Our Principal Suppliers

We rely on certain third parties to produce our hardware and software in connection with our platform and solutions. In particular, in August 2021, we entered into an agreement to work with a major PC OEM to build our Inspire laptop for us, which allowed us to leverage the OEM’s supply chain network. In 2023, we entered into an agreement with another PC OEM for the manufacture of an additional laptop product. In addition, we rely upon a third-party partner located in China to manufacture our stylus. Certain components of our stylus sensor module are sourced in Asia and manufactured in the United States.

Sales and Marketing

We believe we have developed a scalable go-to-market business built upon the strength of our platform and a targeted sales approach designed for education customers. We have deployed a multi-channel sales approach to reach potential customers. In general, in the United States, we employ a combination of a direct sales approach and a channel partner approach to expand our reach with the aim of providing a frictionless, convenient purchase process for customers. In international markets, we exclusively utilize an indirect partner go-to-market approach, and we have found that these third-party resellers offer strong relationships in particular schools or geographies. We believe this structure allows us to market our solutions effectively and efficiently to public schools of all sizes across the world.

●	Direct sales. With regional directors distributed across the United States, we strive to increase adoption among K-12 schools, community colleges, technical colleges and trade colleges in both the core and the career and technical education markets. Our regional directors have domain expertise in education as well as AR/VR technology and are organized geographically in order to address the unique needs of various states. The regional directors also manage their third-party resellers that are active within their regions. We have a dedicated team of career and technical education domain experts that work with the regional directors as well as customers to articulate the value and scope of our offering in the CTE market. We also have a technical support team that works closely with schools to ensure that our products can be integrated seamlessly with each school environment.
●	Customer success. Our customer success managers work directly with public school administrators, teachers, and our sales teams to onboard schools, articulate the value and scope of our offering, drive engagement and cross-sell our products and applications.
●	Channel sales. In addition to our direct sales efforts, we maintain a robust ecosystem of third-party resellers, which enable us to reach a wider network of public schools both in the United States and internationally. Our third-party resellers are technology and systems integrators with domain expertise in education technology and deep understanding of the unique requirements of their respective geographies. Certain of our third-party resellers have specific expertise in career training education. We work closely with our third-party resellers to understand and address our user’s requirements. In some cases, our third-party resellers are part of Request for Proposals that public school districts utilize to conveniently purchase our products. Outside the United States, we work exclusively with over 18 third-party resellers under reseller agreements that allow the partners to sell and support our products and solutions.

Competition

The markets that we serve are highly competitive. In our experience, potential buyers in the United States K-12 market are typically not evaluating an alternative AR/VR technology purchase, but rather whether to use any available funding for our products or for an entirely different class of purchase, such as student safety, IT products or standard computing devices. In the CTE market, we compete with physical training solutions, for example welding simulators. Additionally, potential customers might evaluate our products against a non-immersive alternative such as a 2D human anatomy web-based experience rather than the immersive content available on our platform.

Competitors in the education technology ecosystem include:

●	Companies that provide technology solutions and services to educators and students, such as Chegg, Coursera, Docebo, Duolingo, Instructure, Kahoot, Powerschool, and Udemy;
●	CTE companies such as A Cloud Guru Ltd., Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc. and Udacity, Inc.;
●	Companies that operate in the virtual technology market, such as Apple, Google, Meta Platforms, Matterport Inc and Unity Software;
●	Providers of free educational resources such as Khan Academy, Inc., The Wikipedia Foundation, Inc. and Google LLC through its YouTube services; and
●	AR/VR focused companies such as ClassVR, Inception XR, Interplay Learning, Umety Solutions Ltd, Transfr VR Victory XR.

Outside the United States, certain Chinese companies have produced replicas of our original edition hardware products that require specialty eyewear, which we no longer produce or sell in the United States. We are currently not aware of any other companies producing or selling solutions substantially similar to our products.

We believe that these alternatives either do not address or only address a portion of the functionality and value that our platform can provide for the education market, and in many cases these alternatives introduce challenges in the education environment. For example, head mounted displays technology is by definition isolating for the user, “removing” the learner from the teacher and other students and limiting the ability to collaborate or engage with others during the learning process. Those devices often also carry age warnings, limiting their use to students in higher grade levels. They also often require limiting the time used by a student to just a few minutes as a result of potential nausea or discomfort that can occur when used for longer periods of time. The content available on head-mounted displays is also often designed for an individual learner, which can be difficult for a teacher to integrate into their curriculum and deliver as a classroom experience. Collaboration within the classroom is also very difficult with the head-mounted displays.

Research and Development

Our R&D team is headquartered in San Jose, California, with engineering resources situated throughout the United States. The R&D team has extensive experience in many key engineering disciplines including electrical engineering, firmware development, software application development and quality assurance.

Intellectual Property

Our ability to drive innovation in our business depends in part upon our ability to protect our core technology and intellectual property. We attempt to protect our intellectual property rights, both in the United States and abroad, through a combination of patent, trademark, copyright and trade secret laws, as well as nondisclosure and invention assignment agreements with our consultants and employees and through non-disclosure agreements with our commercial partners and vendors. Unpatented research, development, know-how and engineering skills make an important contribution to our business, but we pursue patent protection when we believe it is possible and consistent with our overall strategy for safeguarding intellectual property.

As of December 31, 2024, we had 74 United States patents issued, six United States patent applications that are pending, 20 foreign patents that have been issued, and eight foreign patent applications that are pending.

Human Capital Resources

Our employees are critical to our success. As of December 31, 2024, we had 78 full-time employees. We also employ part-time subject matter experts and engage consultants and contractors to supplement our permanent workforce.

To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement.

Our board of directors oversees matters relating to managing our human capital resources. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We believe we offer competitive compensation and benefits packages, the principal purposes of which are to attract, retain and motivate our employees.

Facilities

Our corporate headquarters is located in a leased facility in San Jose, California. The facility is approximately 6,464 square feet, and our lease of this facility expires in January 2026. We believe this facility is adequate for the needs of our business.

Government Regulation

We are subject to various laws, regulations and permitting requirements of federal, state and local authorities, including those related to the education industry, conducting business on the Internet, data privacy and data security, export controls and other laws and regulations of general applicability to employers and companies in general.

We are further subject to various trade restrictions, including economic sanctions and export controls, imposed by governments around the world with jurisdiction over our operations. For example, in accordance with trade controls and economic sanctions administered by the United States Department of Treasury’s Office of Foreign Assets Control and the United States Department of Commerce, we are prohibited from engaging in certain transactions involving certain persons (individuals and entities) and certain designated countries or territories, including Cuba, Iran, Syria, North Korea, as well as the Crimea, Donestsk People’s Republic and Luhansk People’s Republic regions of Ukraine. In addition, our products are subject to export regulations that can involve significant compliance and administrative time to address. In recent years the United States government has a renewed focus on export matters. Our current and future products may be subject to these heightened regulations, which could increase our compliance costs. We are subject to anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, including the United States Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, as well as the laws of the countries where we do business.

The costs of complying with these laws and regulations are high and likely to increase in the future, as our business grows and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the education technology sector that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results. Further, it is possible that certain governments may seek to block or limit our products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our products for an extended period of time or indefinitely.

Item 1A. Risk Factors

An investment in our common stock involves risks. You should carefully consider each of the following risks and all of the information set forth in this report and in other documents we file with the SEC before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develop into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history at the current scale of our business, which makes it difficult to evaluate our current business and future prospects, and we may not be able to scale our business for future growth.

We began offering our education products and solutions in 2014 and we have limited operating history at the current scale of our business. We have encountered, and will likely continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly evolving industries, including challenges related to accurate financial planning and forecasting, increasing competition and expenses as we continue to grow our business, and attracting and retaining customers. You should consider our business and prospects in light of the risks and difficulties that we may encounter as a business with a limited operating history. We may not be successful in addressing these and other challenges we may face in the future, and our business, operating results, and financial condition may be adversely affected if we do not manage these risks successfully.

We may not be able to grow revenue in the future or manage our growth effectively, which would adversely affect our business, operating results and financial condition.

Our consolidated revenue for the year ended December 31, 2023 increased over 22% as compared to the year ended December 31, 2022. However, consolidated revenue for the year ended December 31, 2024 decreased 13% as compared to the year ended December 31, 2023. To grow revenue, we must continue to implement our operational plans and strategies and generate increased demand for our products.

The growth and expansion of our business and our product offerings in the future will place significant demands on our management. The growth of our business may require significant additional resources, which may not scale in a cost-effective manner or may negatively affect the quality of our customers’ experience. We are also required to manage multiple relationships with customers and other third parties. Further growth of our operations, our information technology systems or our internal controls and procedures may not be adequate to support our operations. We will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulties or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing or enhancing products and services, loss of customers, information security vulnerabilities or other operational difficulties, internal controls over financial reporting and procedures being inadequate to support our operations, any of which could adversely affect our business performance and operating results.

To remain competitive and stimulate demand, we must continue to develop new products and services and successfully manage frequent product introductions and transitions.

Due to the highly volatile and competitive nature of the industries in which we compete, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. We cannot be sure that any new products or services will be widely accepted and purchased by our customers or that we will be able to successfully manage product introductions and transitions. Failure by our customers to accept our new products and services, or our failure to manage product introductions and transitions, could adversely affect our operating results.

Our business is highly competitive and competition presents an ongoing threat to the success of our business.

The markets that we serve are highly competitive. In our experience, potential buyers in the United States K-12 market are not typically evaluating an alternative AR/VR technology purchase, but rather whether to use any available funding for our products or for an entirely different class of purchase, such as student safety, IT products or standard computing devices. In the CTE market, we compete with physical training solutions, such as welding simulators. Additionally, potential customers might evaluate our products against a non-immersive alternative such as a 2D human anatomy web-based experience rather than the immersive content available on our platform.

Competitors in the education technology ecosystem include:

●	Companies that provide technology solutions and services to educators and students, such as Chegg, Coursera, Docebo, Duolingo, Instructure, Kahoot, Powerschool, and Udemy;
●	CTE companies such as A Cloud Guru Ltd., Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services, Pluralsight, Inc. and Udacity, Inc.;
●	Companies that operate in the virtual technology market, such as Apple, Google, Meta Platforms, Matterport Inc and Unity Software;
●	Providers of free educational resources such as Khan Academy, Inc., The Wikipedia Foundation, Inc. and Google LLC through its YouTube services; and
●	AR/VR focused companies such as ClassVR, Inception XR, Interplay Learning, Umety Solutions Ltd, Transfr VR Victory XR.

Outside the United States, certain Chinese companies have produced replicas of our original edition hardware products that require specialty eyewear, which we no longer produce or sell in the United States. We are currently not aware of any other companies producing or selling solutions substantially similar to our products.

We may not be able to compete successfully against our competitors. In addition, competition may intensify as our competitors raise additional capital and as established companies in other market segments or geographic markets seek to expand into our market segments or geographic markets. If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

Our business could face increased competition from new entrants or new technology.

Our competitors and new entrants to the education technology market may revise and improve their business models. If these or other market participants introduce new or improved education technology solutions or platforms and technology-enabled services that are more compelling or widely accepted than ours, our ability to grow our revenue and achieve profitability could suffer. Several new and existing companies in the education technology industry provide or may provide offerings similar to what we offer with our products, and these companies may pursue relationships with our reseller partners or software developer partners, which may make it more difficult to obtain new customers or reduce the content our software developer partners produce for our platform. In addition, our customers may choose to continue using or to develop their own educational tools or training solutions in-house, rather than pay for our products.

Some of our competitors and potential competitors have significantly greater resources than us. Increased competition may result in pricing pressure for us in terms of the price of the products and solutions we offer to our customers. The competitive landscape may also result in a longer and more complex process of recruiting and maintaining current and prospective resellers or a decrease in our market share, any of which could negatively affect our revenue and future operating results and our ability to grow our business. If we cannot compete successfully against our current competitors and new entrants or new technology in the market, our ability to grow our business and achieve profitability could be impaired.

If we fail to adapt and respond effectively to rapidly changing technology, evolving industry standards and changing customers’ needs or requirements, our platform may become less competitive.

Our future success depends on our ability to adapt and enhance our platform. To attract new customers and increase revenue from existing customers, we will need to continuously enhance and improve our offerings to meet customers’ and end users’ needs at prices that our customers are willing to pay. Such efforts will require adding new functionality and responding to technological advancements, which will increase our research and development costs. If we and our software developer partners are unable to develop content that addresses customers’ and end users’ needs or enhance and improve our platform in a timely manner, we may not be able to maintain or increase market acceptance of our platform. Further, many of our competitors expend a considerably greater amount of funds on their research and development programs. If we fail to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors, our business could be harmed. Our ability to grow is also subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver AR/VR learning tools at lower prices, more efficiently, more conveniently or more securely than ours, and if we fail to adopt such technologies or do so in a timely manner, our ability to compete would be adversely affected.

Certain of our market opportunity estimates, growth forecasts, and key metrics could prove to be inaccurate, and any real or perceived inaccuracies may harm our reputation and negatively affect our business.

Market opportunity estimates, growth forecasts and key metrics, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts relating to the size and expected growth of our market opportunity may prove to be inaccurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage estimate will generate any particular level of revenues. Even if the markets in which we compete meet our size estimates and growth forecasts, our business could fail to grow at expected rates, if at all, for a variety of reasons outside of our control. Furthermore, in order for us to successfully address this broader market opportunity, we will need to successfully expand within our current geographic markets and into new geographic regions where we do not currently operate. Our key metrics are calculated using internal company data and have not been validated by an independent third-party. We have in the past implemented, and may in the future implement, new methodologies for calculating these metrics which may result in the metrics from prior periods changing, decreasing or not being comparable to prior periods. As our business develops, we may revise or cease reporting metrics if we determine that such metrics are no longer appropriate measures of our performance. Our key metrics may also differ from estimates published by third parties or from similarly titled metrics of our competitors due to differences in methodology. If investors or analysts do not perceive our metrics to be sufficient or accurate representations of our business, or if we discover material inaccuracies in our metrics, our stock price, reputation and prospects would be adversely affected.

We expect to incur research and development costs to develop new products, which could significantly reduce our profitability and may never result in revenue.

Our future growth depends on penetrating new markets, adapting existing products to new applications and customer requirements, and introducing new products and solutions that achieve market acceptance. We have incurred, and plan to continue to incur, significant research and development costs in the future as part of our efforts to design, develop, manufacture and introduce new products and enhance existing products. Our research and development efforts may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable.

Our business is dependent on our ability to maintain and scale our hardware and software offerings and technical infrastructure, and any significant disruption in the performance of our products could damage our reputation, result in a potential loss of customers and engagement, and adversely affect our business, operating results and financial condition.

Our reputation and ability to attract, retain and serve our customers and to scale our product offerings and solutions are dependent upon the reliable performance of our platform and its underlying technical infrastructure. We have in the past experienced immaterial, and may in the future experience immaterial or material, interruptions in the performance of our platform. Our systems may not be adequately designed or may not operate with the reliability and redundancy necessary to avoid performance delays that could be harmful to our business. Our customers may not invest in additional products offered by us, and our ability to expand our customer base or offer additional software solutions to such customers may be disrupted. Any of the foregoing could adversely affect our business, operating results and financial condition. As the application and solutions offerings provided by us grow and evolve, and as our internal operational demands continue to grow, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our needs. If we fail to continue to effectively scale and grow our technical infrastructure to accommodate these increased demands, customer retention and revenue growth may be adversely impacted. Moreover, to the extent we scale our platform, product and application offerings, including additional hardware and software features, that may place strain on our technical infrastructure. In addition, we may be unsuccessful in scaling our technical infrastructure to accommodate new product offerings and increased usage cost-effectively.

In addition, our business may be subject to interruptions, delays, or failures resulting from earthquakes, fires, floods, adverse weather conditions, other natural disasters, power loss, terrorism, pandemics, geopolitical conflict (such as the war in Ukraine), other physical security threats, cyber-attacks, or other catastrophic events. If such an event were to occur, our customers may be subject to service disruptions or outages and we may not be able to recover our technical infrastructure and customer data in a timely manner to restart or provide our services, which may adversely affect our financial results. The substantial majority of our employees are based in our headquarters located in San Jose, California. If there is a catastrophic failure involving our systems or major disruptive event affecting our headquarters or the San Jose area in general, we may be unable to operate our solutions.

We have a history of net losses. We expect to continue to experience net losses in the future, and we may not achieve profitability. If we do not achieve profitability, our business, financial condition and operating results will be adversely affected.

We have experienced significant net losses since we began operations in 2014, including a net loss of approximately $(20.8) million for the year ended December 31, 2024 and approximately $(13.0) million for the year ended December 31, 2023. We have an accumulated deficit of $(290.4) million and a total stockholders’ deficit of $(14.7) million as of December 31, 2024. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest in acquiring additional customers, expanding our platform and operations, hiring additional employees, developing and enhancing our platform and application and solutions offerings, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability.

We have in the past been, and may in the future be, dependent on a limited number of significant customers.

Due to the size and nature of our arrangements with customers, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. In 2023, our five largest customers accounted for $10.0 million of revenue and our largest customer accounted for $2.2 million of revenue, representing approximately 23% and 5% of our total 2023 revenue, respectively. In 2024, our five largest customers accounted for approximately $9.8 million of revenue and our largest customer accounted for $4.9 million of revenue, representing approximately 26% and 13% of our total 2024 revenue, respectively. We cannot predict whether any of these customers will have a significant downturn in funding, and whether any such downturn, or any loss of funding or delay in payment from any one of these customers resulting therefrom, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

Substantial time and effort are typically required to make a sale.

A number of factors influence the time and effort required for us to make sales, including, for example, the purchasing approval processes of potential customers, which are typically public school districts with a large number of stakeholders involved in decision-making, the need to educate potential customers about the uses and benefits of our products, the discretionary nature of potential customers’ purchasing and budget cycles and fluctuations in the needs of potential customers. We may incur significant sales and marketing expenses and invest significant time and effort in anticipation of a sale that may never occur.

Our future revenues and operating results will be harmed if we are unable to acquire new customers, if our customers do not renew their contracts with us, or if we are unable to expand sales to our existing customers or develop new products that achieve market acceptance.

To continue to grow our business, it is important that we attract new customers to purchase and use our products. Our success in attracting new customers depends on numerous factors, including our ability to:

●	offer a compelling education technology platform and solutions;
●	execute our sales and marketing strategy;
●	effectively identify, attract, hire, train, develop, motivate and retain new sales, marketing, professional services and support personnel;
●	develop or expand relationships with technology partners and third-party resellers;
●	expand into new geographies;
●	deploy our platform and solutions for new customers; and
●	provide quality customer support and professional services.

Upon purchasing our products, our customers generally enter into software application subscription agreements with a one-to-three-year term and have no obligation to renew such agreements. Our customers may decide not to renew these agreements with a similar contract period, at the same prices and terms, with the same or greater application/solution coverage or at all. Although our customer renewals have historically been strong, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention, churn and expansion rates. Our retention and expansion rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform, our customer support and professional services, our prices and pricing plans, the competitiveness of other software products and services, reductions in our customers’ spending levels, customer adoption of our solutions, deployment success, utilization rates by our customers and users, new product releases and changes to our product offerings. If our customers do not renew their software application subscription agreements, or renew on less favorable terms, our business, financial condition and operating results may be adversely affected.

Our ability to increase revenue also depends in part on our ability to increase deployment of our solutions to existing customers. Our ability to increase sales to existing customers depends on several factors, some of which are outside our control. These factors may include our customers’ experience with implementing and using our platform, user demand for our platform, their ability to integrate our solutions with existing technologies and our pricing model. A failure to increase sales to existing customers could adversely affect our business, operating results and financial condition.

If we do not successfully anticipate market needs and develop products, services and software enhancements that meet those needs, or if those products, services and software enhancements do not gain market acceptance, our business, operating results and financial condition will be adversely impacted.

We may not be able to anticipate future market needs or be able to improve our products or platform or to develop new products, services or software enhancements to meet such needs on a timely basis, if at all. In addition, our inability to diversify beyond our current offerings could adversely affect our business. Any new products, applications or software enhancements that we introduce, including by way of acquisitions, may not achieve a significant degree of market acceptance from current or potential customers, which would adversely affect our business, operating results, financial condition and profitability. In addition, the introduction of new products, applications or software enhancements may decrease customers and user engagement with our platform or future purchases of our hardware or software, thereby offsetting the benefit of even a successful product or service introduction. Any of the foregoing could adversely impact our business, operating results and financial condition.

We must incur significant expense in technology and content development to launch a new product or software application, and we may not generate sufficient revenue from new offerings to offset our costs.

We invest, and plan to continue to invest, significant resources in developing new products and attracting new customers, including sales and marketing, and other costs and we may not recoup these costs. In addition, delays in the implementation of a new application could negatively impact our revenue and operating results.

The time that it takes for us to recover our investment in a new product or application depends on a variety of factors including our customer acquisition costs and customer retention rate. Because of the lengthy period of time required to recoup our investment, unexpected developments beyond our control could occur that result in the customer ceasing or significantly curtailing the scope of the applications it utilizes on our platform before we generate any revenue therefrom. In addition, third-party software partners generally do not grant us exclusive rights to their content. Even when they do, such arrangements are typically of limited duration. As such, partners may choose to offer the same or similar content on one of our competitors’ platforms, which could limit the number of customers willing to purchase such products and solutions from us. In addition, if a third-party developer were to terminate our use of their application(s), customers whose subscriptions include such application(s) may stop using our platform, which in turn could negatively impact customer adoption generally. As a result of any of the foregoing, we may ultimately be unable to recover the full investment that we make in a new offering or achieve any level of profitability from such offering.

If we fail to manage our inventory and supply chain effectively, our business, financial condition and results of operations may be materially and adversely affected.

Our business requires us to manage a large volume of inventory, including a large number of stock-keeping units (“SKUs”) stored at multiple sites globally. We depend on our forecasts of demand for, and popularity of, various products to make purchasing decisions and to manage our supply and inventory of SKUs. To assist in management of manufacturing operations and in order to minimize inventory costs, we forecast anticipated product sales to predict our inventory needs up to six months (and for certain select items, up to twelve months) in advance and enter into purchase orders on the basis of these forecasts, subject to limitations on the lead time of our product components and items with long lead times. We also accept safety stock of long lead time items. If we overestimate our requirements, we and our contract manufacturers will have excess inventory, increasing our costs and the amount of our capital tied up in inventory. If we underestimate our requirements, we and our OEM partners and/or contract manufacturers may have inadequate components and materials inventory, which could interrupt, delay or prevent delivery of our products to our customers. The occurrence of any of these risks related to inventory and supply chain management could adversely affect our business, operating results and financial condition.

We also depend on limited source suppliers for some of our product components and sub-assemblies. Our suppliers may encounter problems during manufacturing due to a variety of reasons, including failure to follow specific protocols and procedures, failure to comply with applicable regulations, equipment malfunction and environmental factors including severe weather events, earthquakes and pandemics, such as COVID-19. While we believe we could obtain replacement components from alternative suppliers, we may be unable to do so. If we cannot secure on a timely basis sufficient quantities of the materials we depend on to manufacture our products, if we encounter delays or contractual or other difficulties in our relationships with these suppliers, or if we cannot find replacement suppliers at an acceptable cost, then manufacturing our products may be disrupted, which could increase our costs, prevent or impair our development or commercialization efforts, and have a material adverse effect on our business, financial condition, and results of operations.

If we fail to maintain, enhance or protect our brand, our ability to expand our customer base will be impaired and our business, financial condition and results of operations may suffer.

We believe that building a strong reputation and brand as an innovative and effective educational tool and continuing to increase the strength of our customer base is critical to our future success. The successful development of our reputation and brand will depend on a number of factors, many of which are outside our control.

Negative perception of us or our platform may harm our reputation and brand, and affect our ability to achieve results of operations at the levels we expect.

A regional or global health pandemic, such as the COVID-19 pandemic, could severely affect our business, results of operations and financial condition.

A regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic has had numerous effects on the global economy. Governmental authorities around the world implemented measures to reduce the spread of COVID-19 and these measures, including shutdowns and “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, led to an economic downturn.

In response to the COVID-19 pandemic, we modified our business practices (including employee travel, recommending that all non-essential personnel work from home and canceling or reducing physical participation in meetings, events and conferences), and implemented additional safety protocols for essential workers. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions or other restrictions in connection with a regional or global health pandemic, our operations will be negatively impacted. Further, it is possible that an increase in the remote working environment could have a negative impact on the execution of our business plans and operations.

If we need additional capital in the future, it may not be available on favorable terms or at all.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We expect to continue to require additional capital from equity or debt financing in the future to support our growth, fund our operations or to respond to competitive pressures or strategic opportunities. We may not be able to secure additional financing on favorable terms or at all. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our stockholders, including you, could suffer significant dilution in their percentage ownership of us, and any new securities that we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us, if and when required, our ability to grow or support our business and to respond to business challenges that we may face could be significantly limited.

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, ability to react to changes in our business and ability to fulfill our obligations under such indebtedness.

As of December 31, 2024, we had outstanding indebtedness in the aggregate principal amount of approximately $12.0 million with maturity dates ranging from May 2025 through June 2026. This level of indebtedness could:

●	unless refinanced, require us to dedicate a substantial portion of our cash to the payment of principal and interest on our indebtedness, thereby reducing the amount of funds to be used for working capital, acquisitions, product development, capital expenditures and other general corporate purposes;
●	limit our ability to obtain additional financing;
●	limit our ability to refinance indebtedness or cause the associated costs of such refinancing to increase;
●	increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations; and

●	place us at a competitive disadvantage compared to our competitors with proportionately less debt or comparable debt at more favorable interest rates which, as a result, may be better positioned to withstand economic downturns.

Any of the foregoing impacts could have a material adverse effect on us.

We plan to continue to make acquisitions, which could negatively impact our financial condition or results of operations and may adversely affect the price of our common stock.

As part of our business strategy, we have made, and intend to make, acquisitions to add new software offerings, specialized employees and complementary companies, products or technologies, and enter new geographic regions. Our previous and future acquisitions may not achieve our goals, and we may not realize benefits from acquisitions we make in the future. If we fail to successfully integrate companies, products or technologies we acquire, our business, operating results and financial condition could be harmed. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. Our acquisition strategy may change over time and any future acquisitions we complete could be viewed negatively by customers, partners, investors or other parties with whom we do business. We may not successfully evaluate or utilize acquired technology and accurately forecast the financial impact of an acquisition, including accounting charges. We may also incur unanticipated liabilities that we assume as a result of acquiring companies. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, any of which could affect our financial condition or the value of our common stock. In the future, we may not be able to find suitable acquisition candidates, and we may not be able to complete acquisitions on favorable terms or at all. Our acquisition strategy could require significant management attention, disrupt our business and harm our business, operating results and financial condition.

Our business depends largely on our ability to attract and retain talented employees, including senior management. If we lose the services of Paul Kellenberger, our Chief Executive Officer, or other members of our senior management team or other key personnel, we may not be able to execute on our business strategy.

Our future success depends on the continuing ability to attract, train, integrate and retain highly skilled personnel, including software engineers and sales personnel with experience in the education market. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain current key employees or attract, train, integrate or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business, operating results and financial condition may be adversely affected.

Our future success also depends in large part on the continued services of our senior management and other key personnel. In particular, we are dependent on the services of Paul Kellenberger, our Chief Executive Officer, who is critical to the future vision and strategic direction of our business. We rely on our leadership team and key employees in the areas of engineering, sales and product development, design, marketing, operations, strategy, security, and general and administrative functions. Even though we have employment agreements with our executive officers, our executive officers and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. We do not currently maintain key-person life insurance policies on any of our officers or employees. If we lose the services of senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.

Volatility or lack of appreciation in our stock price may also affect our ability to attract and retain key employees. Employees may be more likely to leave us if the common stock they own or the common stock underlying their vested options have significantly appreciated in value relative to the original purchase price of the common stock or the exercise price of the options, or conversely, if the exercise price of the options that they hold are significantly above the market price of our common stock. If we are unable to retain employees, or if we need to increase our compensation expenses to retain our employees, our business, operating results and financial condition could be adversely affected.

If we fail to effectively expand our sales and marketing capabilities, we could harm our ability to increase our customer base and achieve broader market acceptance of our platform.

Our ability to broaden our customer base and achieve broader market acceptance of our platform will depend to a significant extent on the ability of our sales and marketing organizations to work together to drive our sales pipeline and cultivate customer and partner relationships to drive revenue growth. Our marketing efforts include industry event participation, the use of search engine optimization, paid search, and custom website development and deployment.

We plan to expand our sales and marketing organizations in the future, both domestically and, to a more limited extent, internationally. Identifying, recruiting and training sales personnel will require significant time, expense, and attention. If we are unable to hire, develop, and retain talented sales or marketing personnel, if our new sales or marketing personnel are unable to achieve desired productivity levels in a reasonable period of time (including as a result of working remotely), or if our sales and marketing programs are not effective, our ability to broaden our customer base and achieve broader market acceptance of our platform could be harmed. In addition, the investments we make in our sales and marketing organization will occur in advance of experiencing benefits from such investments, making it difficult to determine in a timely manner if we are efficiently allocating our resources in these areas.

Adverse general and industry-specific economic and market conditions, reductions in IT spending, supply chain disruptions, geopolitical conflicts, rising fuel prices, inflation, increasing interest rates, instability in the global banking system or changes in the spending policies or budget priorities for government funding of K-12 schools may reduce demand for our products and platform, which could harm our results of operations.

Our revenue, results of operations and cash flows depend on the overall demand for our platform and solutions. Concerns about the systemic impact of a potential widespread recession (in the United States or internationally) and instability in the global banking system, geopolitical conflicts, inflation or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence and diminished growth expectations in the United States economy and abroad, which in turn could result in reductions in spending by our existing and prospective customers. Prolonged economic slowdowns may result in customers delaying purchases or canceling subscriptions with us, choosing to focus on less expensive educational tools or seeking to lower their costs by requesting to renegotiate existing contracts on terms less advantageous to us or defaulting on payments due on existing contracts or not renewing at the end of existing contract terms. Economic uncertainty and associated macroeconomic conditions may also make it difficult for us and our customers to accurately forecast and plan future activities. As a result, an economic downturn could harm our business, revenue, results of operations and cash flows.

Further, a significant portion of our revenue is derived from sales to K-12 schools, which are heavily dependent on federal, state, and local government funding. In addition, the school appropriations process is often slow, unpredictable and subject to many factors outside of our control. Budget cuts, curtailments, delays, changes in leadership, shifts in priorities or general reductions in funding could reduce or delay our revenue. Funding difficulties experienced by schools, which have been exacerbated by the recent economic downturn, the impacts of the COVID-19 pandemic and state budget deficits, could also slow or reduce purchases, which in turn could materially harm our business.

Our business may be adversely affected by changes in available educational funding, resulting from changes in legislation, both at the federal and state levels, changes in the state procurement process, changes in government leadership, declines in K-12 school enrollment, emergence of other priorities and changes in the condition of the local, state or United States economies. Moreover, future reductions in federal funding and the state and local tax bases could create an unfavorable environment, leading to budget shortfalls resulting in a decrease in educational funding. Any decreased funding for schools may harm our revenue renewals and new business materially.

Additionally, permanent shifts in student enrollment from traditional K-12 education models toward online and home schooling or other alternative educational models that do not use our solutions could materially harm our business. In addition, our revenue coming from career training education might decline if such organizations experience a decline in enrollment rates.

Our platform and internal systems rely on software and hardware that is highly technical, and any errors, bugs, or vulnerabilities in these systems, or failures to address or mitigate technical limitations in our systems, could adversely affect our business.

Our platform and internal systems rely on software and hardware, including software and hardware developed or maintained internally and/or by third parties, that is highly technical and complex. In addition, our platform and internal systems depend on the ability of such software and hardware to store, retrieve, process and manage immense amounts of data. The software and hardware on which we rely has contained, and will likely in the future contain, errors, bugs or vulnerabilities, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs or vulnerabilities inherently may be difficult to detect and may only be discovered after the code has been released for external or internal use. Any errors, bugs, vulnerabilities or defects in our systems or the software and hardware on which we rely, failures to properly address or mitigate the technical limitations in our systems or associated degradations or interruptions of service or failures to fulfill our commitments to our customers, have in the past led to, and may in the future lead to, outcomes including delays in bringing new products to market, damage to our reputation, loss of customers, loss of revenue, regulatory inquiries, litigation, or liability for fines, damages, or other remedies, any of which could adversely affect our business, operating results, and financial condition.

We have benefitted from the United States federal government’s stimulus packages focused on educational initiatives approved as a result of the COVID-19 pandemic. However, additional funding may not be approved, which may adversely affect our business, financial condition and results of operations.

As a result of the COVID-19 pandemic, the United States federal government approved certain fiscal stimulus packages, including $82.0 billion in December 2020 and $130.0 billion in March 2021, in part, to support reopening plans for K-12 schools and $35.0 billion in March 2021, in part, for public Higher Education institutions to assist in reopening efforts, such as distance learning programs, the implementation of safety protocols and emergency financial assistance (together, the “COVID Stimulus Funds”). Many of our current and potential customers were the recipients of COVID Stimulus Funds. We expect that in the absence of future stimulus packages similar to the COVID Stimulus Funds, our customers will be able to obtain funds from other sources; however, there can be no guarantee that this will be the case or that our customers will choose to use any such funds to purchase our products. In addition, we are unable to predict the extent, implementation and effectiveness of any government-funded benefit programs and stimulus packages in the future and the corresponding effect on demand for our platform. If such government-funded benefit programs and stimulus packages are not approved, our results may not be comparable to past or future periods. Further, as a result of the stimulus packages, if potential competitors are attracted to our industry and develop and market new technologies that render our existing or future solutions less competitive, unmarketable or obsolete, our business and operating results may be adversely affected.

We face risks related to our contracts with state and local government entities as well as difficulties with contracting with large customers with substantial negotiating leverage, and in the past have faced risks related to contracts with federal government agencies, any of which could harm our results of operations.

We have in the past entered into, and expect to continue to enter into, agreements with local, state and federal education agencies. Selling to government entities can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that we will successfully sell our products to such governmental entity. Government entities may require contract terms that differ from our standard arrangements. In addition, government demand and payment for our products may be more volatile as they are affected by public sector budgetary cycles, funding authorizations, and the potential for funding reductions or delays, making the time to close such transactions more difficult to predict. This risk is enhanced as the size of such sales to government entities increases. As we expand our customer base and the application/solution coverage of our existing customers, we may be subject to increased scrutiny, potential reputational risk or potential liability should our platform and products fail to perform as contemplated in such deployments or should we not comply with the terms of our government contracts or government contracting requirements.

If we fail to maintain relationships with third-party software developer partners or fail to expand our partnerships with industry partners, our ability to grow our business and revenue will suffer.

The success of our business depends in large part on the continued and increased development and volume of compelling content and on continuing to recruit and work with third-party developers. We may face several challenges in establishing and expanding these relationships. For instance, third-party developers who contribute to our platform must invest significant time and resources to adjust the manner in which they develop their applications for an AR/VR learning environment. The delivery of AR/VR educational programs at educational institutions is still growing in acceptance, and it is possible that administrators and faculty members may have concerns regarding such services. We cannot be certain that AR/VR educational programs, such as those offered on our platform, will ever achieve significant market acceptance, and industry partners may therefore decline to continue to create content for our platform. Further, if we were to lose certain key third-party developers, or otherwise lose a significant number of third-party developers, our growth and revenue would be negatively impacted.

We depend on a limited number of third-party partners to produce, resell and distribute our products.

We rely on a limited number of third parties to produce the hardware and software for our platform and solutions and rely on certain third-party resellers and distributors to resell and distribute our products. If we are unsuccessful in maintaining existing relationships with third parties and, if needed, establishing new relationships with third parties, our ability to efficiently operate existing services or develop new products and services could be impaired, and as a result, our competitive position or our results of operations could suffer. In August 2021, we entered into an agreement to work with a major PC OEM to build Inspire, a proprietary laptop, which allowed us to leverage the OEM’s supply chain network. Our master agreement with this PC OEM partner is subject to a one-year automatic renewal term, and either party is permitted to terminate the agreement upon written notice delivered to the other party not later than three months prior to the expiration of the applicable term. In addition, during 2023, we entered into an agreement with another PC OEM for the manufacture of Imagine. If either PC OEM partner, decides to discontinue its partnership with us and we are unable to replace the products manufactured by such partner with another PC OEM that we currently work with or a new PC OEM partner, our business, operating results and financial condition could be materially and adversely impacted. We also rely upon one third-party partner located in China to manufacture our stylus. If our manufacturing partners or resellers and distributors that we rely upon decide to discontinue their relationship with us and we are unable to replace such parties on similar terms or at all, our business could be materially and adversely impacted.

Failure of our resellers or other commercial partners to use acceptable ethical business practices or comply with applicable laws could negatively impact our business.

As part of our sales and marketing strategy, we rely on third-party resellers and other commercial partners to distribute and market our products and outside of the United States, we rely exclusively on resellers to distribute and market our products. We expect these resellers and partners to operate in compliance with applicable laws, rules, and regulations, but we cannot control their conduct. If any of our resellers or partners violate applicable laws or implements business practices that are regarded as unethical, the distribution of our products in those jurisdictions could be interrupted, usage of our platform could decline, our reputation could be damaged, and we may be subject to liability. Any of these events could have a negative impact on our business, financial condition, and results of operations.

Risks Related to Financial and Accounting Matters

Our operating results may fluctuate significantly, which makes our future results difficult to predict.

Our quarterly and annual operating results have fluctuated in the past and are expected to fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth. As a result, you should not rely upon our past quarterly and annual operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

●	our ability to generate revenues from our platform;
●	our ability to attract and retain customers;
●	our ability to recognize revenue or collect payments from customers or other third parties in a particular period;
●	the ability of our third-party partners to manufacture and deliver our hardware, including due to global supply chain issues;
●	fluctuations in spending by our customers due to availability of government funding and subsidies, episodic regional or global events, or other factors;
●	the pricing of our product offerings;
●	the timing, cost of and mix of our new and existing sales and marketing and promotional efforts;
●	changes to our platform or the development and introduction of new products or services by our competitors;
●	changes in local, state or federal regulations regarding education, particularly the introduction of limitations on education products or topics for the K-12 school population, including, for example, Florida’s Parental Rights in Education bill, which became effective as of July 1, 2022;
●	system failures, disruptions, breaches of security or privacy, whether on our platform or on those of third parties, and the costs associated with any such breaches and remediation;
●	negative publicity associated with our products;
●	health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;
●	the timing of incurring additional expenses, such as increases in sales and marketing or research and development expenses;
●	adverse litigation judgments, settlements or other litigation-related costs;
●	other changes in the legislative or regulatory environment, including with respect to education standards and privacy and cybersecurity, or actions by governments or regulators, including fines, orders or consent decrees;
●	changes in United States generally accepted accounting principles; and

●	changes in domestic and global business and macroeconomic conditions, including as a result of increasing interest rates, inflation, instability in the global banking system, and global unrest including the wars in Gaza and Ukraine.

The impact of one or more of the foregoing or other factors may cause our operating results to vary significantly. As such, quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. If we fail to meet or exceed the expectations of investors or securities analysts, the trading price of our common stock could fall substantially, and we could face costly lawsuits, including securities class action suits. Furthermore, any quarterly or annual fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

We have identified material weaknesses in our internal control over financial reporting, and the failure to achieve and maintain effective internal controls over financial reporting could harm our business and negatively impact the value of our common stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2023 and 2024, we concluded that there were five material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that were identified related to:

●	lack of segregation of duties;
●	certain information technology general controls, including controls review of user access roles and administrative access;
●	account reconciliations and cutoff;
●	analysis of significant and unusual transactions, and
●	lack of a formal risk assessment policy for entity level controls.

We are currently in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including:

●	hiring additional financial personnel with accounting and financial reporting expertise;
●	implementing user access policies, reviews and procedures;
●	improving our ongoing account reconciliations and variance analyses;
●	reviewing significant and unusual financing transactions; and
●	establishing a formal and documented risk assessment policy.

As of December 31, 2024, these material weaknesses have not been fully remediated. Although we are targeting completion of the remediation measures within twelve months of the date of this Annual Report on Form 10-K, we cannot be certain that our efforts will successfully remediate our material weaknesses by this date, or at all, or prevent restatements of our financial statements in the future. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing and cost of full remediation. The material weaknesses will be fully remediated when, in the opinion of our management, the revised control processes have been operating for a sufficient period of time.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. To date, we have enhanced our business documentation process and are providing training to help with management’s self-assessment and testing of internal controls. We are implementing new workflow functionality and accounting systems that will help with ongoing account reconciliation, variance analysis and efficient review of significant financing transactions. With the hire of additional financial personnel, allocating other employees’ and consultants’ time to the implementation of user access controls and increased accounting oversight and implementation of new accounting system applications, we have incurred approximately $0.3 million and we expect to incur approximately $0.3 million in additional costs over the next twelve months to remediate these control deficiencies, though we cannot be certain that our efforts will be successful at remediating the material weaknesses or at avoiding potential future material weaknesses. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

There is uncertainty regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2024, which stated that management has concluded that substantial doubt exists about our ability to continue as a going concern for one year after the date our consolidated financial statements are issued. As discussed in Note 1 to our consolidated financial statements, we have suffered recurring losses from operations, negative cash flows from operations, non-compliance with certain debt covenants and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern. Further, we had an accumulated deficit of approximately $(290.4) million as of December 31, 2024. To address our shortage of working capital necessary to fund our operations, management is developing a remediation plan that includes refinancing existing debt facilities and raising new sources of capital. As a result of the uncertainty regarding our ability to continue as a going concern, there is increased risk that you could lose the entire amount of your investment in us. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

Our business is subject to seasonal sales and customer growth fluctuations which could result in volatility in our operating results, some of which may not be immediately reflected in our financial position and results of operations.

Our business may be affected by the general seasonal trends common to education, tutoring and standardized testing markets. These include but are not limited to increased new subscriptions and expansions to existing subscriptions in connection with annual budgetary decisions made at the local, state and governmental level.

This seasonality may adversely affect our business and cause our results of operations to fluctuate.

If currency exchange rates fluctuate substantially in the future, our operating results, which are reported in United States dollars, could be adversely affected.

As we continue to expand our operations, we may become more exposed to the effects of fluctuations in currency exchange rates. A substantial majority of our revenues to date have been denominated in United States dollars and, therefore, we have not historically been subject to foreign currency risk. Fluctuations in the exchange rates between the United States dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks or have any plans to do so.

Our ability to use our United States federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

As of December 31, 2024, we had United States federal net operating loss (“NOL”) carryforwards of approximately $200.8 million and state NOL carryforwards of approximately $167.4 million after Section 382 limitations. Under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, unused United States federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. NOLs arising in taxable years ending before 2018 are generally limited to a 20-year carryforward period.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and corresponding provisions of state law, if a corporation that undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to utilize its pre-change NOL carryforwards to offset its post-change income or taxes may be limited. We have completed an initial Section 382 analysis, and it is most likely that we have previously undergone one or more ownership changes so that our use of NOLs is currently subject to limitation.

We may also experience ownership change(s) in the future as a result of subsequent shifts in our stock ownership, some of which may be outside our control. Therefore, it is possible that such an ownership change could limit the amount of NOLs we can use to offset future taxable income. Our current NOL carryforwards, and any NOL carryforwards of companies we acquire in the future, may be subject to limitations, thereby increasing our overall tax liability. Our NOL carryforwards may also be impaired under similar provisions of state law. We have recorded a full valuation allowance related to our United States federal and state NOL carryforwards and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOL carryforwards may expire unutilized or underutilized, which could prevent us from offsetting future taxable income. Any future changes in United States tax laws in respect of the utilization of NOL carryforwards may further affect the limitation in future years. In addition, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited at the state level, which could also impact our ability to utilize NOL carryforwards. As a result, even if we attain profitability, we may be unable to use all or a material portion of our NOLs, which could adversely affect our business, operating results, financial condition, and cash flows.

We could be subject to changes in tax rates, the adoption of new United States or international tax legislation, or exposure to additional tax liabilities.

We operate in a number of tax jurisdictions, including in the United States at the federal, state and local levels, and certain foreign countries, and we may expand the scale of our operations in the future. We are subject to review and potential audit by a number of tax authorities. A change in law or in our global operations could result in higher effective tax rates, reduced cash flows and lower overall profitability.

In addition, taxing authorities in the United States and in foreign jurisdictions may successfully assert that we should have collected or in the future should collect sales and use, gross receipts, value-added or similar taxes, and may successfully impose additional obligations on us. The application of indirect taxes, such as sales, use, value-added, and goods and services taxes, to businesses like ours is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Significant judgment is required on an ongoing basis to evaluate applicable tax obligations and as a result amounts recorded are estimates and are subject to adjustments. In many cases, the ultimate tax determination is uncertain because it is not clear how new and existing statutes might apply to our business.

Tax authorities may question, challenge or disagree with our calculation, reporting or collection of taxes and may require us to collect taxes in jurisdictions in which we do not currently do so or to remit additional taxes and interest, and could impose associated penalties and fees. Any such assessments or obligations could adversely affect our business, operating results and financial condition.

Due to shifting economic and political conditions, tax policies, laws, or rates in various jurisdictions may be subject to significant changes in ways that impair our financial results. Various jurisdictions have enacted or are considering digital services taxes, which could lead to inconsistent and potentially overlapping tax regimes. Such taxes, if enacted, could adversely affect our business, operating results, and financial condition.

We may have exposure to greater-than-expected tax liabilities, which could seriously harm our business.

We have entered into transfer pricing arrangements that establish transfer prices for our intercompany operations. However, our transfer pricing procedures are not binding on the applicable taxing authorities. No official authority in any jurisdiction has made a determination as to whether or not we are operating in compliance with such authority’s transfer pricing laws. Accordingly, taxing authorities in any of these jurisdictions could challenge our transfer prices and require us to adjust them to reallocate our income. Any change to the allocation of our income as a result of review by such taxing authorities could have a negative effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other uncertain tax liabilities requires significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Tax authorities may disagree with and may challenge our tax positions. If our tax positions were not sustained, we could be required to pay additional taxes, interest, penalties or other costs, or have other material consequences.

Risks Related to Legal and Regulatory Matters

Changes in U.S. and international trade policies, including the export and import controls and laws, may adversely impact our business and operating results.

We partner with international suppliers all over the world. This subjects us to risks associated with international trade conflicts including between the United States and China, Mexico, and other countries, particularly with respect to export and import controls and laws. President Donald J. Trump has advocated for greater restrictions on international trade in general, which could result in significantly increased tariffs on certain goods imported into the United States, particularly from China. For example, in recent years the United States government has renegotiated or terminated certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods which resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of United States trading partners have imposed retaliatory tariffs on a wide range of United States products, making it more costly for companies to export products to those countries.

Rising political tensions could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Additionally, the resulting environment of tariffs, retaliatory trade or other practices or additional trade restrictions or barriers, if implemented on a broader range of products or raw materials, could harm our ability to obtain necessary raw materials and product components or sell our products and services at prices customers are willing to pay, which could have a material adverse effect on our business, prospects, results of operations, and cash flows.

State or local legislation could be adopted that would limit or ban instruction in public schools that includes or promotes subjects included in our platform.

Recently, certain state and local legislatures in the United States have proposed or taken action to limit subjects taught in public schools. For example, Florida recently passed the Parental Rights in Education Act, which places limitations on the subjects that may be taught to students in kindergarten through third grade, requires school districts to adopt certain procedures to notify parents of such children of certain social and emotional learning topics being discussed in public schools, and provides for injunctive relief and monetary damages for parents who successfully assert a claim that the school district has violated the act. Similar measures have been proposed in other states, including Georgia and Oklahoma. It is difficult to fully predict the potential effects of such legislation on the education technology industry, and on our business in particular. If our customers are impacted by such legislation and are unable to, or do not, renew their subscription agreements, or if we are unable to attract new customers because of such local and state legislation, our business, financial condition and operating results may be adversely affected.

Our failure to comply with laws and regulations that are or may become applicable to us as a technology provider for K-12 schools, community colleges and other educators could adversely affect our business and results of operations, increase costs and impose constraints on the way we conduct our business.

We may become subject to regulations and laws specific to the education sector because we offer our platform, solutions and services to educational institutions. Data privacy and security with respect to the collection of personally identifiable information from students continues to be a focus of worldwide legislation and regulation. This includes significant regulation in the European Union (the “EU”), and legislation and compliance requirements in various jurisdictions around the world. Within the United States, several states have enacted legislation that goes beyond any federal requirements relating to the collection and use of personally identifiable information and other data from students. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in customers and revenue. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before students can utilize our services. We do not currently believe that such regulations and laws pose a material risk to our business because we do not currently collect or use the information of students or educators as part of our platform. We post our privacy policies and practices concerning the use and disclosure of student data on our website. However, any failure by us to comply with our posted privacy policies, FTC requirements or other privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies or by private litigants that could potentially harm our business, results of operations, and financial condition.

Our business may also become subject to laws specific to students, such as the Family Educational Rights and Privacy Act, the Delaware Higher Education Privacy Act and a California statute which restricts the access by postsecondary educational institutions of prospective students’ social media account information. Compliance requirements include obtaining government licenses, disclosures, consents, transfer restrictions, notice and access provisions for which we may in the future need to build further infrastructure to further support. We cannot guarantee that we or any companies we acquire have been or will be fully compliant in every jurisdiction, due to lack of clarity concerning how existing and future laws and regulations governing educational institutions affect our business and lengthy governmental compliance process timelines. Moreover, as the education industry continues to evolve, increasing regulation by federal, state and foreign agencies becomes more likely. Certain states have also adopted statutes, such as California Education Code § 66400, which prohibits the preparation or sale of material that should reasonably be known will be submitted for academic credit. While these statutes are currently directed at enterprises selling term papers, theses, dissertations and the like, which we do not offer, and were not designed for services like ours, which are designed to help students understand the relevant subject matter, other states may adopt similar or broader versions of these types of statutes, or the interpretation of the existing or future statutes may impact whether they are cited against us or where we can offer our services.

The adoption of any laws or regulations that adversely affect the popularity or growth in the use of the Internet particularly for educational services, including laws limiting the content and learning programs that we can offer, and the audiences that we can offer that content to, may decrease demand for our service offerings and increase our cost of doing business. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also hinder our operational flexibility, raise compliance costs and result in additional historical or future liabilities for us, resulting in adverse impacts on our business and results of operations.

While we expect and plan for new laws, regulations, and standards to be adopted over time that will be directly applicable to the Internet and to our student-focused activities, any existing or new legislation applicable to our business could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations and potential penalties or fees for non-compliance, and could negatively impact the growth in the use of the Internet for educational purposes and for our services in particular. We may also run the risk of retroactive application of new laws to our business practices that could result in liability or losses. Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to change previous regulatory schemes or choose to regulate transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments could harm our business, results of operations, and financial condition.

Our business is subject to complex and evolving United States and foreign laws, regulations and industry standards, many of which are subject to change and uncertain interpretation, which uncertainty could harm our business, operating results and financial condition.

We are subject to many United States federal and state and foreign laws, regulations and industry standards that involve matters central to our business, including laws and regulations that involve data privacy, cybersecurity, intellectual property (including copyright and patent laws), content, rights of publicity, advertising, marketing, competition, protection of minors, consumer protection, taxation and telecommunications. These laws and regulations are constantly evolving and may be interpreted, applied, created, or amended, in a manner that could harm our business. In addition, the introduction of new products, expansion of our activities in certain jurisdictions, or other actions that we may take may subject us to additional laws, regulations or other government scrutiny.

We collect, store, use and otherwise process data, some of which contains personal information about our employees, customers and business partners, including contact details, network details, and location data. Therefore, we are or may become subject to United States (federal, state, local) and foreign laws and regulations regarding data privacy and security and the processing of personal information and other data from customers, end users or business partners. The regulatory framework for privacy, information security, data protection and processing worldwide and interpretations of existing laws and regulations is likely to continue to be uncertain and current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data we use in our business operations.

While we have made efforts to comply with these laws and regulations, the uncertainty surrounding enforcement and changing privacy landscapes in the United States and abroad could change our compliance status. Similarly, there are a number of legislative proposals in the European Union, the United States, at both the federal and state level, as well as other jurisdictions that could impose new obligations or limitations in areas affecting our business.

The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases and our business grows and our geographic scope expands. The impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the education technology sector that have greater resources. Any failure or perceived failure of compliance on our part to comply with the laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect its business, financial condition or operating results. Furthermore, it is possible that certain governments may seek to block or limit our platform and products or otherwise impose other restrictions that may affect the accessibility or usability of any or all our platform and products for an extended period of time or indefinitely.

We could be involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results and financial condition.

From time to time, we may be involved in actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business, including intellectual property, data privacy, cybersecurity, privacy and other torts, illegal or objectionable content, contractual rights, false or misleading advertising, or other legal claims relating to content or information that is provided to us or published or made available on our platform. Any proceedings, claims or inquiries involving our company, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes or increased costs of business, require us to change our business practices or platform, require significant amount of management’s time or may harm our reputation or otherwise harm our business, operating results, and financial condition.

We are currently involved in litigation to protect our patents, trademarks, copyrights and other intellectual property rights, and may be subject to intellectual property litigation and threats thereof in the future. Specifically, a number of competitors based in China have created clones of our original all-in-one product. To prevent substantial unauthorized use of our intellectual property rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot assure that we will be successful in such action. Companies in the Internet, technology and education industries typically own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and grow our business and platform offerings, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities” that own patents and other intellectual property rights may in the future attempt to assert intellectual property claims against us to extract value through licensing or other settlements.

From time to time, we receive letters from patent holders alleging that our platform infringes on their patent rights and from trademark holders alleging infringement of their trademark rights. We also receive letters from holders of copyrighted content alleging infringement of their intellectual property rights. Our technologies and content, including the content that partners may create for use on our platform, may not be able to withstand such third-party claims, and could have a material adverse effect on our business.

With respect to any intellectual property claims, we may have to seek a license to continue using technologies or engaging in practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses (for example, by being required to pay significant royalties in connection with such licenses). A license to continue using such technologies or practices may not be available to us at all and we may be required to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all. our business, operating results and financial condition could be harmed as a result. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit use of our platform. Any of these results would adversely affect our business, operating results and financial condition.

We are susceptible to illegal or improper uses of our educational platform, which could expose us to additional liability and harm our business.

Our educational platform is susceptible to unauthorized use, copyright violations and unauthorized copying and distribution (whether by students, schools or otherwise), theft, employee fraud and other similar breaches and violations. These occurrences may harm our business and consequently negatively impact our results of operations. Additionally, we may be required to employ a significant number of resources to combat such occurrences and identify those responsible.

The legal system of the PRC is not fully developed and there are inherent uncertainties that may affect the protection afforded to our business.

Although a decreasing portion of our revenue is derived from business that we do in the PRC, and that percentage is expected to continue to decrease, as long as a portion of our revenue and other business activities are derived from business in the PRC, our activities in the PRC are and will be governed by the PRC legal system that is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since the late 1970s, the PRC government has promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, as these laws and regulations are relatively new and continue to evolve, interpretation and enforcement of these laws and regulations involve significant uncertainties and different degrees of inconsistency. Some of the laws and regulations are still in the developmental stage and are therefore subject to policy changes. Many laws, regulations, policies and legal requirements have only been recently adopted by PRC central or local government agencies, and their implementation, interpretation and enforcement may involve uncertainty due to the lack of established practice available for reference. We cannot predict the effect of future legal developments in the PRC, including the promulgation of new laws, changes in existing laws or their interpretation or enforcement, or the pre-emption of local regulations by national laws. As a result, as long as a portion of our revenue is derived from business that we do in the PRC, there is substantial uncertainty as to the legal protection available to us relating to such business. Moreover, due to the limited volume of published cases and the non-binding nature of prior court decisions, the outcome of dispute resolution may not be as consistent or predictable as in other more developed jurisdictions, which may limit the legal protection available to us. In addition, any litigation in the PRC may be protracted and result in substantial costs and the diversion of resources and management attention.

The enforcement of the PRC Labor Contract Law and other labor-related regulations in the PRC may adversely affect our business and our results of operations.

The PRC Labor Contract Law became effective and was implemented on January 1, 2008, which was amended on December 28, 2012. It has reinforced the protection of employees who, under the PRC Labor Contract Law, have the right, among others, to have written labor contracts, to enter into labor contracts with no fixed terms under certain circumstances, to receive overtime wages and to terminate or alter terms in labor contracts. In addition, according to the PRC Social Insurance Law, which became effective on July 1, 2011 and was amended on December 29, 2018, and the Administrative Regulations on the Housing Funds, which became effective on April 3, 1999 and was amended on March 24, 2002 and March 24, 2019, companies operating in China are required to participate in pension insurance, work-related injury insurance, medical insurance, unemployment insurance, maternity insurance and housing funds plans, and the employers must pay all or a portion of the social insurance premiums and housing funds for their employees. Although we do not currently have any employees located in the PRC, we did in the past have employees in our subsidiary, zSpace Technologies (Shanghai) Ltd. (“zSpace Shanghai”). In March 2023, zSpace Shanghai terminated six employees. Three of these former employees have instituted actions related to post-employment disputes alleging they were not provided appropriate severance and have filed disputes with the Shanghai employment bureau and the Jing’an People’s Court. The Jing’an People’s Court determined that zSpace Shanghai owed these three employees a total amount of 849,153 Chinese yuan renminbi (or approximately $117,000), 71,852 (or approximately $10,000) of which has been paid to date. We currently expect that the total amount that we will be required to pay to resolve these three disputes, including penalties, fees and expenses, will be approximately $125,000. If we become subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.]

We are subject to laws and regulations, including governmental export and import controls, sanctions and anti-corruption laws, that could subject us to liability if we are not in full compliance with applicable laws.

We are subject to laws and regulations, including governmental export and import controls, that could subject us to liability. Our products are subject to United States export controls, including the United States Department of Commerce’s Export Administration Regulations (“EAR”), and we and our employees, representatives, distributors, resellers, contractors, agents, intermediaries, and other third parties are also subject to various economic and trade sanctions regulations administered by the United States Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). Furthermore, United States export control and economic sanctions laws and regulations prohibit the shipment of certain hardware and software to certain countries, governments and persons targeted by United States sanctions and for certain end-uses. While we have implemented certain procedures to facilitate compliance with applicable laws and regulations, we cannot be certain that we or third parties have complied with all laws or regulations in this regard. Failure by our employees, representatives, distributors, resellers, contractors, third-party resellers agents, intermediaries or other third parties to comply with applicable laws and regulations in the collection and distribution of this information also could have negative consequences to us, including reputational harm, government investigations and penalties.

Although we take precautions to prevent our products and services from being provided in violation of such laws and regulations and have no knowledge of any past violations of such laws and regulation, our products and services may have been in the past, and could in the future be, provided in violation of such laws. If we or our employees, representatives, distributors, resellers, contractors, third-party resellers agents, intermediaries or other third parties fail to comply with these laws and regulations, we could be subject to civil or criminal penalties, including the possible loss of export privileges and fines. We may also be adversely affected through reputational harm, loss of access to certain markets or otherwise. Obtaining the necessary authorizations, including any required license, for a particular transaction may be time-consuming, is not guaranteed and may result in the delay or loss of sales opportunities.

We are also subject to the United States Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act 2010 (the “Bribery Act”), and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws in the United States and other countries in which we operate. Anti-corruption and anti-bribery laws, which have been enforced aggressively and are interpreted broadly, prohibit companies and their employees, agents, intermediaries and other third parties from promising, authorizing, making or offering improper payments or other benefits to government officials and others in the public, and in certain cases, private sector. We leverage third parties, including intermediaries, distributors, resellers and agents, to conduct our business and to distribute and resell our products in the United States, and outside of the United State, we rely exclusively such on third parties to conduct our business and to distribute and resell our products. We and these third parties may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities, and we may be held liable for any corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, distributors, resellers, agents, intermediaries and other third parties, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with FCPA, Bribery Act and other anti-corruption, sanctions, anti-bribery, anti-money laundering and similar laws, we cannot be certain that they will be effective, or that all of our employees, representatives, contractors, distributors, resellers, agents, intermediaries or other third parties have not taken, or will not take actions, in violation of our policies and applicable law, for which we may be ultimately held responsible. If we increase our international sales and business, including our business with government organizations, our risks under these laws may increase. Noncompliance with these laws could subject us to investigations, severe criminal or civil sanctions, settlements, prosecution, loss of export privileges, suspension or debarment from United States government contracts, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, whistleblower complaints, adverse media coverage and other consequences. Any investigations, actions or sanctions could harm our reputation, business, operating results, and financial condition.

The obligations associated with operating as a public company will require significant resources and management attention and will cause us to incur additional expenses, which will adversely affect our results of operations.

Following our initial public offering, our expenses increased as a result of the additional accounting, legal and various other additional expenses usually associated with operating as a public company and complying with public company disclosure obligations. We are required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other applicable securities rules and regulations. The Exchange Act requires, among other things, us to file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. As a public company, we are required to, among other things:

●	prepare and file periodic public reports and other stockholder communications in compliance with our obligations under the United States federal securities laws;
●	create or expand the roles and duties of our board of directors and committees of our board of directors;
●	institute more comprehensive financial reporting and disclosure compliance functions; and
●	establish new and enhance existing internal policies, including those relating to disclosure controls and procedures.

These requirements, and the involvement of accountants and legal advisors, require a significant commitment of additional resources. We might not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, we intend to increase our directors’ and officers’ insurance coverage, which will increase our insurance cost. In the future, it may be more expensive or more difficult for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Efforts to reduce the U.S. federal deficit could adversely affect our results of operations and financial condition.

Any reductions in government spending in an effort to reduce the U.S. federal deficit, such as the elimination of the Department of Education, could result in a reduction in the utilization of our services or additional pricing pressure. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any U.S. government default on its debt could have broad macroeconomic effects that could, among other things, raise our borrowing costs. Any future shutdown of the federal government or failure to enact annual appropriations could also have a material adverse impact on our liquidity, results of operations and financial condition.

Additionally, considerable uncertainty exists regarding how future budget and program decisions will develop, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions will present for us and our industry generally. For example, in January 2025, the current administration established an advisory commission, the “Department of Government Efficiency,” to reform federal government processes and reduce expenditures, and enacted certain spending freezes, which may adversely affect our customers. There is uncertainty regarding federal agency structure and future budget decisions and priorities of the U.S. presidential administration. Many of our customers receive funding from the Department of Education and any changes to its budget or its entire elimination could adversely affect our results of operations and financial condition.

Risks Related to Intellectual Property

Failure to register, protect or enforce our proprietary technology and intellectual property rights could substantially harm our business, operating results and financial condition.

We rely on a combination of confidentiality, assignment and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent, trade secret, and domain name protection and other intellectual property laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents and copyrights in the United States and foreign jurisdictions, and multiple trademark registrations in the United States and other foreign countries. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future applications covering our intellectual property rights may not be issued.

Any issued patents may be challenged, invalidated or circumvented, and any rights granted under these patents may not actually provide adequate defensive protection or competitive advantages to us. Patent applications in the United States are typically not published until at least 18 months after filing, or, in some cases, not at all. We cannot be certain that we were the first to make the inventions claimed in our pending patent applications or that we were the first to file for patent protection. Additionally, the process of obtaining patent protection is expensive and time-consuming, and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. The uncertainty and changing landscape regarding the patentability of software and the interpretation of the United States patent laws with respect thereto may also bring into question the validity of certain software patents and may make it more difficult and costly to prosecute patent applications. Such changes may lead to uncertainties or increased costs and risks surrounding the prosecution, validity, ownership, enforcement, and defense of our issued patents and patent applications and other intellectual property rights, the outcome of third-party claims of infringement, misappropriation, or other claims of intellectual property violations brought against us and the actual or enhanced damages (including treble damages) that may be awarded in connection with any such current or future claims, and could have a material adverse effect on our business.

We rely on our trademarks, trade names, and brand names to distinguish our platform from the products of our competitors. However, third parties may have already registered identical or similar marks for products or solutions that also address the software market in which we operate. Efforts by third parties to limit use of our brand names or trademarks and barriers to the registration of brand names and trademarks may restrict our ability to promote and maintain a cohesive brand throughout our key markets. We cannot be certain that pending or future United States or foreign trademark applications will be approved in a timely manner or at all, or that such registrations will effectively protect our brand names and trademarks. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our platform, which would result in loss of brand recognition and would require us to devote resources to advertising and marketing new brands.

In addition, effective intellectual property protection may not be available in every country in which we conduct or intend to conduct our business. In any or all of these cases, we may be required to expend significant time and expense in order to prevent infringement or to enforce our rights. Although we have generally taken measures to protect our proprietary rights, others may offer products or concepts that are substantially similar to ours and compete with our business. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished and competitors may be able to mimic our platform and methods of operations more effectively.

To prevent substantial unauthorized use of our intellectual property and proprietary rights, it may be necessary to prosecute actions for infringement and/or misappropriation of our proprietary rights against third parties. Any such action could result in significant costs and diversion of our resources and management’s attention, and we cannot be certain that we would be successful in any such action. Furthermore, many of our current and potential competitors have the ability to dedicate substantially greater resources to enforce their intellectual property rights (or to contest claims of infringement) than we do. Accordingly, despite our efforts, we may not be able to prevent third parties from knowingly or unknowingly infringing upon, misappropriating or circumventing our intellectual property rights. If we are unable to protect our proprietary rights (including aspects of our software and platform protected other than by patent rights), we will find ourselves at a competitive disadvantage to others who need not incur the additional expense, time and effort required to create our platform. Moreover, we may need to expend additional resources to defend our intellectual property rights in foreign countries, and our inability to do so could impair our business, results of operations and financial condition or adversely affect our business, operating results, and financial condition.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and proprietary information.

We have devoted substantial resources to the development of our intellectual property and proprietary rights. To protect our intellectual property and proprietary rights, we rely in part on confidentiality agreements with our employees, vendors, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Effective trade secret protection may also not be available in every country in which our platform is used or where we have employees or independent contractors. The loss of trade secret protection could make it easier for third parties to compete with our platform by copying functionality. In addition, any changes in, or unexpected interpretations of, the trade secret and employment laws in any country in which we operate may compromise our ability to enforce our trade secret and intellectual property and proprietary rights. In addition, others may independently discover trade secrets and proprietary information and in such cases, we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Third parties may claim that our platform infringes their intellectual property rights, and this may create liability for us or otherwise adversely affect our business, operating results and financial condition.

Third parties may claim that our platform infringes their intellectual property rights, and such claims may result in legal claims against us and our technology partners and customers. These claims may damage our brand and reputation and create liability for us. We expect the number of such claims to increase as the functionality of our platform and services overlaps with that of other products and services, and as the volume of our software patents and patent applications continues to increase.

Companies in the software and technology industries own large numbers of patents, copyrights, trademarks, trade secrets and other intellectual property and proprietary rights, and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. We have in the past received immaterial, and may in the future receive material or immaterial, claims we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we may face a higher risk of being the subject of intellectual property infringement claims.

We may also face exposure to third-party intellectual property infringement, misappropriation or violation actions if we engage software engineers or other personnel who were previously engaged by competitors or other third parties and those personnel inadvertently or deliberately incorporate proprietary technology and intellectual property of third parties into our products. This could also result in us losing valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to develop, market and support potential products or enhancements, which could severely harm our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in us having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for these intellectual property rights, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit use of our platform. Any of these results would adversely affect our business, operating results and financial condition.

Our use of “open source” software could subject us to possible litigation or could prevent us from offering products that include open source software or require us to obtain licenses on unfavorable terms.

A portion of the technologies we use incorporates “open source” software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. These licenses may subject us to certain unfavorable conditions, including requirements that we offer our products that incorporate the open source software for no cost, that we make publicly available the source code for any modifications or derivative work we create based upon, incorporating or using the open source software, or that we license such modifications or derivative works under the terms of the particular open source license. From time to time, companies that use third-party open source software have also faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of open source software or claiming non-compliance with the applicable open source licensing terms.

In addition to using open source software, we also license to others some of our software through open source projects. Open sourcing our own software requires us to make the source code publicly available, and therefore can affect our ability to protect our intellectual property rights with respect to that software. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification or derivative work of such licensed software. If an author or other third-party that distributes open source software that we use or license alleges that we did not comply with the conditions of the applicable license, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from offering our products that contained the open source software, required to release proprietary source code, required to obtain licenses from third parties or required to comply with the conditions unless and until we can re-engineer the product so that it complies with the open source license or does not incorporate the open source software.

Neither the United States nor foreign courts have interpreted a large number of open source licenses, and accordingly, there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to commercialize our platform. In that event, we could be required to seek licenses from third parties in order to continue offering our platform, to re-develop our platform or to release our proprietary source code under the terms of an open source license, any of which could harm our business. Enforcement activity for open source licenses can also be unpredictable. Were it determined that our use was not in compliance with a particular license, we could be required to release our proprietary source code, defend claims, pay damages for breach of contract or copyright infringement, grant licenses to our patents, re-engineer our platform, or take other remedial action that may divert resources away from our product development efforts, any of which could negatively impact our business. Open source compliance problems can also result in damage to our reputation and challenges in recruitment or retention of engineering personnel. Further, given the nature of open source software, it may be more likely that third parties might assert copyright and other intellectual property infringement claims against us based on our use of these open source software programs. Litigation could be costly for us to defend, have a material adverse effect on our business, results of operations and financial condition, or require us to devote additional development resources to change our platform.

We license technology from third parties, and our inability to maintain those licenses could harm our business.

We incorporate technology that we license from third parties, including software, into our platform. Licensing technologies from third parties exposes us to increased risk of being the subject of intellectual property infringement claims due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. We cannot be certain that our licensors do not or will not infringe on the intellectual property rights of third parties or that our licensors have or will have sufficient rights to the licensed intellectual property in all jurisdictions in which we conduct business. Some of our agreements with our licensors may be terminated by them for convenience, or otherwise provide for a limited term. If we are unable to continue to license technology because of intellectual property infringement claims brought by third parties against its licensors or against us, or if we are unable to continue our license agreements or enter into new licenses on commercially reasonable terms, our ability to develop our platform that is dependent on that technology would be limited, and our business could be harmed. Additionally, if we are unable to license technology from third parties, we may be forced to acquire or develop alternative technology, which we may be unable to do in a commercially feasible manner or at all and which may require us to use alternative technology of lower quality or performance standards. As a result, our business, operating results and financial condition would be adversely affected.

The failure of our information technology (“IT”) systems or a security breach involving customer or employee personal data, and the remediation of any such failure or breach, could materially impact our reputation and adversely affect our business, results of operations or financial condition.

Our business operations utilize a variety of IT systems. Although we have established appropriate contingency plans to mitigate the risks associated with a failure of our IT systems or a security breach, if one of our key IT systems were to suffer a failure or security breach, this could have a material adverse effect on our business, results of operations or financial condition. Further, we rely on third parties for certain IT services. If an IT service provider were to fail or the relationship with us were to end, we might be unable to find a suitable replacement in a timely manner, and our business, results of operations or financial condition could be materially adversely affected. We continually modify and enhance our IT systems and technologies to increase productivity and efficiency. As new systems and technologies are implemented, we could experience unanticipated difficulties resulting in unexpected costs and adverse impacts to our business processes. When implemented, the systems and technologies may not provide the benefits anticipated and could add costs and complications to ongoing operations, which may have a material adverse effect on our business, results of operations or financial condition.

Any security breach of our IT systems or those of our IT service providers could result in disruptions to our operations. To the extent that such a breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or personal information, it could cause significant damage to our reputation, affect our relationships, lead to claims against us and ultimately materially adversely affect our business, results of operations or financial condition.

Any interruptions in our operations due to cyberattacks or to our failure to maintain adequate security and supporting infrastructure as we scale, could damage our reputation, business, operating results, and financial condition.

We have been the target of attempted cyber-attacks in the past, and we may be subject to unauthorized access of digital data with the intent to misappropriate information, corrupt data or cause operational disruptions in the future. Computer malware, viruses, physical or electronic break-ins and similar disruptions could lead to interruption and delays in our services and operations and loss, misuse or theft of data. Computer malware, viruses, ransomware, hacking and phishing attacks against online networks have become more prevalent and may occur on our systems in the future. Any successful attempts by cyber attackers to disrupt our services or systems could result in mandated user notifications, litigation, government investigations, significant fines and expenditures, divert management’s attention from operations, deter people from using our platform, damage our brand and reputation, and materially adversely affect our business and results of operations. Insurance may not be sufficient to cover significant expenses and losses related to cyber-attacks. Efforts to prevent cyber attackers from entering computer systems are expensive to implement, and we may not be able to avoid attacks that arise through computer systems of our third-party vendors. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, any failure to maintain performance, reliability, security and availability of systems and technical infrastructure may, in addition to other losses, harm our reputation, brand and ability to attract customers.

We have not previously experienced, but may in the future experience, service disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, third-party service providers, human or software errors and capacity constraints. State-supported and geopolitical-related cyberattacks may increase in connection with Russia’s invasion of Ukraine and any related political or economic responses and counter-responses. The war in Ukraine and associated activities in Ukraine and Russia have increased the risk of cyberattacks on various types of infrastructure and operations, and the United States government has warned companies to be prepared for a significant increase in Russian cyberattacks in response to the sanctions on Russia. If our services are unavailable when end users attempt to access them, our customers may seek other services, which could reduce demand for our solutions from target customers.

We have processes and procedures in place designed to enable us to recover from a disaster or catastrophe and continue business operations and have tested this capability under controlled circumstances. Although we believe we maintain cybersecurity and data privacy programs sufficient for our current operations and intend to expand such programs as our operations grow, as an early-stage company, we have not made significant investments in such programs. Further, there are several factors ranging from human error to data corruption that could materially impact the efficacy of such processes and procedures. It may be difficult or impossible to perform some or all recovery steps and continue normal business operations due to the nature of a particular disaster or catastrophe, especially during peak periods, which could cause additional reputational damages, or loss of revenues, any of which would adversely affect our business and financial results.

Risks Related to our Common Stock

The price of our common stock may be volatile.

The price of our common stock may fluctuate due to a variety of factors, including:

●	actual or anticipated fluctuations in our user growth, retention, engagement, revenue or other operating results;
●	developments involving our competitors;
●	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
●	actual or anticipated fluctuations in quarterly or annual operating results;
●	any forward-looking financial or operating information we may provide to the public or securities analysts, any changes in this information or our failure to meet expectations based on this information;
●	publication of research reports by securities analysts about us, our competitors or our industry;
●	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

●	additional shares of common stock being sold into the market by us or our stockholders, or the anticipation of such sales, or the sale of shares by existing stockholders subject to lock-up agreements into the market, when applicable “lock-up” periods end;
●	additions and departures of key personnel;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the number of shares of common stock available for public sale;
●	announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	announcements by us or estimates by third parties of actual or anticipated changes in the number of our customers or the level of user engagement;
●	changes in operating performance and stock market valuations of technology companies in our industry, including our partners and competitors;
●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole, including interest rate changes and inflation;
●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
●	other events or factors, including those resulting from wars, recessions, instability in the global banking system, local and national elections, international currency fluctuations, corruption, political instability and acts of terrorism.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many technology companies’ stock prices. Often, their stock prices have fluctuated in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

We are classified as a “controlled company” for purposes of the Nasdaq Listing Rules and therefore qualify for certain exceptions from certain corporate governance requirements. As a result, in the event we rely on such exceptions, our stockholders would not have the same protections afforded to stockholders of companies that are not controlled companies.

Currently, dSpace Investments Limited controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

●	the requirement that a majority of a company’s board of directors consist of independent directors;
●	the requirement that nominating matters be decided solely by independent directors; and
●	the requirement that executive and officer compensation matters be decided solely by independent directors.

Accordingly, in the event that we decide to rely on the “controlled company” exemption to reduce our corporate governance requirements, our stockholders would not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We are an emerging growth company and a smaller reporting company, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and may remain an emerging growth company for up to five years following the fifth anniversary of the date of our initial public offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. The reduced disclosure and other requirements that we may take advantage of include:

●	not being required to have our registered independent public accounting firm attest to management’s assessment of our internal control over financial reporting;
●	presenting reduced disclosure about our executive compensation arrangements;
●	not being required to hold non-binding advisory votes on executive compensation or golden parachute arrangements;
●	being exempt from any rule adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation and identification of critical audit matters, and
●	relying on extended transition periods for complying with new or revised accounting standards, a result of which is that our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements.

We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile.

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Reports on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

We do not intend to pay cash dividends for the foreseeable future, and as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant. As a result, you may only receive a return on your investment in our common stock if the market price of our common stock increases.

If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If any of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and the price and trading volume of our common stock may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile and, in the past, in certain instances companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Future sales of our common stock could cause the market price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly by our directors, our executive officers or their affiliates, or when there is a large number of shares of our common stock available for sale. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. In connection with our initial public offering (“IPO”), Gulf Islamic Investments, LLC, dSpace Investments Limited and bSpace Investments Limited have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 365 days following the closing date of the IPO, or December 6, 2024, except with the prior written consent of Roth Capital Partners, LLC, the underwriter of the IPO. In addition, in connection with the IPO, Kuwait Investment Authority and our officers and directors, have agreed with the underwriters, subject to certain exceptions, not to dispose of or hedge any shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 180 days following the closing date of the IPO, at which point such persons may and dispose of or hedge 50% of the shares of our common stock or securities convertible into or exchangeable for shares of our common stock held by them, and not to dispose of or hedge the remaining shares of our common stock or securities convertible into or exchangeable for shares of our common stock held by them for 365 days following the closing date of the IPO, except, in each case, with the prior written consent of Roth Capital Partners, LLC. Additionally, our employees have agreed, subject to certain exceptions, not to dispose of or hedge any shares of our common stock or securities convertible into or exchangeable for shares of our common stock for 180 days following the closing date of the IPO. Consequently, 180 days after the closing date of the IPO, additional shares of common stock will be eligible for sale in the public market and 365 days after the closing date of the IPO, additional shares of common stock will be eligible for sale in the public market. The market price of our common stock may drop significantly when the restrictions on resale lapse and these stockholders are able to sell their shares into the market.

Compliance obligations under the Sarbanes-Oxley Act may require substantial financial and management resources.

Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us as a public company. If we are not able to implement the requirements of Section 404, as well as any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our common stock. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting.

Provisions in our charter documents and under Delaware law, including anti-takeover provisions, could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may limit attempts by our stockholders to replace or remove our current management.

Our second amended and restated certificate of incorporation (our “Charter”) and second amended and restated bylaws (our “Bylaws”) include anti-takeover provisions, which may have the effect of delaying or preventing a merger, acquisition or other change of control of us that our stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, the Charter and Bylaws include provisions that:

●	require super-majority voting to amend provisions in the Charter and Bylaws;
●	provide that stockholders holding more than 40% of our voting securities will be entitled to nominate two persons for election to our board of directors and stockholders holding 40% or less but more than 25% of our voting securities will be entitled to nominate one person for election to our board of directors;
●	provides that our board of directors will be classified, such that the initial term of our independent directors will expire at our first annual meeting of stockholders to be held in 2025 and the initial term of our non-independent directors will expire at our second annual meeting of stockholders to be held in 2026;
●	provide that only a majority of our board of directors, the chairman of our board of directors, our chief executive officer, our President or stockholders collectively holding more than 30% of our voting securities will be authorized to call a special meeting of stockholders;
●	do not provide for cumulative voting;
●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders entitled to vote at an election of directors;
●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
●	provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws, subject to DGCL requirements; and
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Our Charter contains exclusive forum provisions for certain claims, which may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Charter provides that the Court of Chancery of the State of Delaware, to the fullest extent permitted by law, will be the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, the Charter, the Bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our Charter provides that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act (the “Federal Forum

Provision”). Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that a Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. These provisions may limit a stockholders’ ability to bring a claim in a judicial forum of their choosing for disputes with us or our directors, officers, or employees, which may discourage lawsuits against us and our directors, officers, and employees. Alternatively, if a court were to find the choice of forum provision contained in our Charter or Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition and operating results.

There may be a limited market for our common stock.

Our common stock is a relatively new and illiquid security. There is no assurance that an active trading market for our common stock will develop or be sustained. If an active trading market does not develop or is not sustained, it may be difficult for you to sell your shares at a time and price that you deem appropriate. Low trading volume can also make it difficult for us to raise additional capital through the sale of equity securities. If we need to raise additional capital in the future, we may be unable to do so on favorable terms, or at all, if an active trading market for our common stock does not exist.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have adopted processes for assessing, identifying, and managing material risks from cybersecurity threats as part of our implementation of the NIST Cybersecurity Framework (CSF) 2.0. These processes are integrated into our overall risk management approach, as overseen by our board of directors, primarily through its audit committee. We do not regularly engage third-party consultants, legal advisors, or audit firms in connection with such processes. However, our processes include overseeing and identifying risks from cybersecurity threats associated with the use of various other third-party service providers. We conduct assessments of certain third-party providers before engagement and have established procedures in its effort to mitigate risks related to data breaches or other security incidents originating from third parties. We also continue to provide our employees with cybersecurity and data protection training to support our risk mitigation efforts.

Governance

Board of Directors

The audit committee of our board of directors is responsible for, among other things, reviewing and discussing with management and the internal audit group management’s risk assessment and risk management policies, including cybersecurity risks. The audit committee would be informed of material risks from cybersecurity threats pursuant to the escalation criteria as set forth in our NIST CSF 2.0 procedures.

Management

Under the oversight of the audit committee of our board of directors, and as directed by our Chief Executive Officer, our Chief Information Security Officer (“CISO”) is primarily responsible for the assessment and management of material cybersecurity risks.

The CISO has over 25 years of experience in information security, risk management, and compliance, has served as the President and CEO at other organizations with cybersecurity responsibility. The CISO is also supported by a group of internal stakeholders, which is comprised of certain members of senior management and provides cross-functional support for cybersecurity risk management and facilitates the response to any cybersecurity incidents.

The CISO oversees our cybersecurity incident response plan and related processes that are designed to assess and manage material risks from cybersecurity threats. The CISO also coordinates with our legal counsel and, if necessary, third parties, such as consultants and legal advisors, to assess and manage material risks from cybersecurity threats. The CISO is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents pursuant to criteria set forth in our incident response plan and related processes.

The CISO, or a delegate, informs the audit committee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in our incident response plan and related processes. The audit committee is also responsible for advising our Chief Executive Officer and Chief Financial Officer regarding cybersecurity disclosures in public filings. The CISO also notifies the audit committee chair of any material cybersecurity incident.

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor titled “Any interruptions in our operations due to cyberattacks or to our failure to maintain adequate security and supporting infrastructure as we scale, could damage our reputation, business, operating results, and financial condition.” in the section entitled “Item 1A. Risk Factors” in Annual Report on Form 10-K.

Item 2. Properties

We maintain our current principal office at 55 Nicholson Lane, San Jose, CA 95134. The San Jose office is comprised of 24,444 square feet of office space in a multi-tenant building under a multi-year lease that expires in January 2026.

Item 3. Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our company or any of our subsidiaries or has a material interest adverse to our company or any of our subsidiaries. No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years. No current director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years. No current director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years. No current director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

We are from time to time subject to claims, lawsuits and other legal and administrative proceedings arising in the ordinary course of business. Defending such proceedings is costly and can impose a significant burden on management and employees. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, cash flows or financial condition other than as follows:

On May 16, 2022, we entered into a merger agreement (the “EdtechX Merger Agreement”) with EdtechX Holdings Acquisition Corp II (“EdtechX”), a Special Purpose Acquisition Company (“SPAC”). The Original Merger Agreement with Edtech was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing. On September 20, 2024, the Company filed a motion to dismiss the complaint in Delaware Superior Court. See Note 11 (Commitments and Contingencies) of the consolidated financial statements, for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the Nasdaq Global Market ® (“Nasdaq”) under the symbol “ZSPC” and began trading on December 5, 2024. Prior to that date, there was no public trading market for our common stock. On February 28, 2025, there were 205 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Equity Securities

The following information relates to all securities issued or sold by us during the period covered by this Annual Report on Form 10-K and not registered under the Securities Act. All share and per share information in this Item 5 has been adjusted to reflect the 1-for-75 reverse stock split that we effected on December 29, 2023.

Since January 1, 2023, we have issued the following unregistered securities:

●	On May 29, 2023, we issued a promissory note to Fiza Investments Limited (“Fiza”) with an aggregate principal amount of $3.0 million.
●	On November 20, 2023, we issued a promissory note to Fiza with an aggregate principal amount of $1.3 million.
●	On December 30, 2023, we entered into a loan termination agreement with bSpace pursuant to which we issued 36,918 shares of our NCNV 3 Preferred Stock 3 for $36.9 million.
●	In January 2024, we issued 5,752 shares our NCNV 2 Preferred Stock in exchange for the cancellation of approximately $5.8 million in debt obligations held by Kuwait Investment Authority (“KIA”).

●	In March 2024, we issued a convertible promissory note to Fiza with an aggregate principal amount of $5.0 million, which converted into an aggregate of 1,176,471 shares of our common stock upon closing of the IPO.
●	In March 2024, we granted our employees and members of our board of directors stock options to purchase a total of 5,028,756 shares of common stock at an exercise price of $2.57 per share.
●	In July 2024, we entered into SAFE agreements with three suppliers in the total amount of $3.25 million.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering. We believe that the offers, sales and issuances of the above securities were exempt from registration under the Securities Act by virtue of Section 4(a)(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering, or in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act because the transactions were pursuant to compensatory benefit plans or contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate information about us or had adequate access, through their relationships with us, to information about us.

Use of Proceeds from our Initial Public Offering of Common Stock

On December 4, 2024, our Registration Statement on Form S-1, as amended (File No. 333-280427) (the “Registration Statement”), was declared effective in connection with our IPO, pursuant to which we sold an aggregate of 1,875,000 shares of our common stock at a price to the public of $5.00 per share. Roth Capital Partners, LLC and Northland Securities, Inc. acted as joint book-running managers and Barrington Research Associates, Inc. acted as co-manager. The IPO closed on December 6, 2024. The aggregate net proceeds from the IPO were $7.5 million, after deducting underwriting discounts and commissions and other offering costs. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. None of the expenses associated with the IPO were paid to directors, officers, persons owning ten percent or more of any class of equity securities, or to their associates, or to our affiliates, other than payments from our net proceeds in the ordinary course of business to officers for salaries and to non-employee directors as compensation for service on the board of directors or committees of the board of directors.

Upon receipt, the net proceeds from our IPO were held in cash, cash equivalents and investments. As of December 31, 2024, we have used $5.7 million of the net proceeds from our IPO for working capital purposes, including inventory, personnel costs and operating expenses. There has been no material change in the planned use of proceeds from our IPO as described in the Company’s final prospectus for its IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on December 6, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and all other non-historical statements in this discussion are forward-looking statements and are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in “Risk Factors” or in other sections of this report.

In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable GAAP financial measures are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

Overview

We are a leading provider of augmented and virtual reality educational technology solutions. We believe that we are a recognized brand in the education market with a current focus on both United States K-12 schools and the CTE markets.

From a technology perspective, graphics and speed of computing have increased exponentially over time, but the physical computing experience has remained largely static since the introduction of the mouse and touchscreen in the 1980s. We believe limiting the user experience to the confines of a screen creates inherent limitations such as slowing technological breakthroughs, discouraging engagement and hampering creativity, particularly when utilizing technology as a learning tool. We were founded with the goal of eliminating that barrier between students and content and reinventing the student experience. We hope to accomplish this through a range of proprietary innovations in hardware and software that comprise the foundation of our educational platform. We believe that these innovations help to eliminate a barrier between digital content and students so that students can be immersed in content: manipulate it, experience it, and interact with it as if it were real. We sell our platform directly to United States school districts, both as a primary educational tool in K-12 classrooms and as a career training solution for higher grade levels, as well as to community college customers through both a direct sales and support team as well as regional resellers. Internationally, we rely exclusively on resellers to bring our products to those markets. Today, our platform is implemented in more than 3,500 of the approximately 13,000 United States public school districts. Our K-12 platform is currently deployed in over 80% of the largest 100 K-12 public school districts in the United States, as measured by student enrollment, and our CTE solutions have been deployed in approximately 73% of those public school districts we serve. Our CTE solutions have also been deployed in approximately 2% of United States community and technical colleges. In addition, we have partnered with over 25 resellers and have expanded our customer network into over 50 countries.

Since 2014, we have been developing and delivering hardware and software technology focused on improving education in K-12 and CTE classrooms. We believe that our platform leads to (i) deeper understanding of content, (ii) increased motivation of students to learn (iii) additional engagement of students with content and (iv) improved preparedness for the workforce. We believe that we have significant growth potential and that we have demonstrated a repeatable value proposition and the ability to scale our sales growth model. With a mature and tested go-to-market playbook and team in place, we are focused on scaling execution across a carefully selected set of growth vectors, including scaling in the United States, expanding internationally, investing in R&D, and acquiring software, both specific software applications and third party software developers, in order to increase the growth of our software offerings. Such acquisitions, if completed, are intended to be accretive to earnings and materially increase our software revenues.

We estimate using data from national government sources specifying the number of schools within their regions that our total addressable market (TAM) for the K-12 market is approximately $21.4 billion in the United States, $29.0 billion in Europe, Middle East and Africa region (EMEA) and $5.6 billion in the Asia Pacific region (APAC) and that our TAM for the CTE market is approximately $6.2 billion in the United States, $5.4 billion in EMEA and $0.8 billion in APAC, with an overall global TAM of greater than $68 billion. Our TAM for the K-12 market is an estimate of the revenue that we would receive over a five year period assuming that each public school in the applicable region purchases one “lab” (consisting of 25 laptops and one cart) at our current prices. Such estimates include recurring annual revenue per laptop based on the average software subscription revenue we receive per unit per year from K-12 customers and assumes an 80% renewal rate. Our TAM for the CTE market is an estimate of the revenue that we would receive over a five year period assuming that each school that offers vocational/CTE programs (including community colleges) in the applicable region purchases one “lab” (consisting of 27 laptops and one cart) at our current prices. Such estimates include recurring annual revenue based on the average software subscription revenue we receive per unit per year from CTE customers in such region and assumes an 80% renewal rate. We have estimated the number of schools in the K-12 market and the CTE market in the US/Canada region, EMEA region and APAC region based on data sourced from third parties, including the Institute of Education Science, the British Educational Suppliers Association, Statista, various governmental instrumentalities, articles and published papers.

As of December 31, 2024 and 2023, we had an accumulated deficit of $290.4 million and $269.6 million, respectively. Our net losses were $(20.8) million and $(13.0) million for the years ended December 31, 2024 and 2023, respectively. A portion of our net losses in the year ended December 31, 2024 related to $7.7 million in stock compensation expense from options issued during the period and $1.7 million of our net losses in the year ended December 31, 2023 resulted from costs incurred in connection with our terminated EdtechX Merger Agreement.

As of December 31, 2024 and 2023, we had cash and cash equivalents of $4.9 million and $3.1 million, respectively. In the years ended December 31, 2024 and 2023, we raised $18.5 million and $11.4 million, respectively, for an aggregate of $29.9 million through debt and financing arrangements, including the $7.5 million of net proceeds from the IPO, $9.3 million under loan and security agreements with Fiza, $5.0 million in convertible notes and $5.6 million in other debt issuances. In May 2024 and June 2024, we entered into multiple loan agreements from an existing lender to borrow a total of $3.5 million secured by certain of our assets. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing and uncertainties frequently encountered by companies in the technology industry are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 to our consolidated financial statements for the year ended December 31, 2024 included elsewhere in this Annual Report on Form 10-K for additional information on our assessment.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2023 and 2024, we concluded that there were five material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that were identified related to:

●	lack of segregation of duties;
●	certain information technology general controls, including controls review of user access roles and administrative access;
●	account reconciliations and cutoff;
●	analysis of significant and unusual transactions, and
●	lack of a formal risk assessment policy for entity level controls.

We are currently in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including:

●	hiring additional financial personnel with accounting and financial reporting expertise;
●	implementing user access policies, reviews and procedures;
●	improving our ongoing account reconciliations and variance analyses;
●	reviewing significant and unusual financing transactions; and
●	establishing a formal and documented risk assessment policy.

As of December 31, 2024, these material weaknesses have not been fully remediated. Although we are targeting completion of the remediation measures within twelve months of the date of this Annual Report on Form 10-K, we cannot be certain that our efforts will successfully remediate our material weaknesses by this date, or at all, or prevent restatements of our financial statements in the future. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing and cost of full remediation. The material weaknesses will be fully remediated when, in the opinion of our management, the revised control processes have been operating for a sufficient period of time.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. To date, we have enhanced our business documentation process and are providing training to help with management’s self-assessment and testing of internal controls. We are implementing new workflow functionality and accounting systems that will help with ongoing account reconciliation, variance analysis and efficient review of significant financing transactions. With the hire of additional financial personnel, allocating other employees’ and consultants’ time to the implementation of user access controls and increased accounting oversight and implementation of new accounting system applications, we have incurred approximately $0.2 million and we expect to incur approximately $0.4 million in additional costs over the next twelve months to remediate these control deficiencies, though we cannot be certain that our efforts will be successful at remediating the material weaknesses or at avoiding potential future material weaknesses. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

Our Business Model

We generate revenue by selling software to customers, selling our products, including our flagship product, the Inspire laptop, and by providing services to customers from our professional development team. We are focused on driving substantial annual growth in software applications revenue and product revenue while maintaining modest growth in services revenue.

We serve K-12 schools, as well as community colleges, technical colleges and trade colleges, and we see opportunities for growth across all of our current customer segments. We are particularly focused on increasing sales efficiency, driving customer growth, particularly in the CTE market, and renewable revenue growth, particularly through our software offerings.

Product Revenue

Our platform is designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is Inspire, our latest laptop product built in partnership with a major PC OEM. It is our first product offering 3D stereo visualization without the need to utilize glasses/eyewear. Our initial original edition product offerings (OE) used a proprietary passive circular polarized display to create comfortable 3D stereo using lightweight eyewear. We are no longer producing our OE products, although we continue to sell existing inventory outside of the US. Product revenue accounted for between 58% and 63% of our total revenue for the periods presented.

Software Applications Revenue

Our platform allows for immersive experiential learning experiences across science, math technology, engineering and career training applications. We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for between 30% and 34% of our total revenue for the years ended December 31, 2024 and 2023. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

We typically invoice our customers annually in advance of providing software and services. Software sales consist of licenses of our functional intellectual property that are materially satisfied at a point in time when key codes are provided to allow customers to access the software. In transactions where a third-party is involved in providing software licenses to a customer, we recognize the revenue from the third-party ratably on a straight-line basis.

Services Revenue

Our services are a “turn-key” solution that aids customers with configuring purchased products with software and license keys specific to the customer’s use. This service allows the applicable school to quickly get started with an out-of-the-box ready system. We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one-and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for between 7% and 9% of our total revenue for the years ended December 31, 2024 and 2023.

Key Metrics

We monitor the following key metrics to help us evaluate our business, identify trends affecting our business, formulate business plans and make strategic decisions. The calculation of the key metrics discussed below may differ significantly from other similarly titled metrics used by other companies, analysts, investors and other industry participants.

Bookings Growth

We track the bookings growth in our business very closely and we believe this is a key indicator of our business. Bookings represent customer orders that have hardware, software and service components. Bookings indicate future revenue, which lags based on product shipping date, monthly recognition of certain subscription revenue and service delivery completion. Our bookings growth is represented below for each of the periods presented:

	Year Ended December 31,
(in thousands)	2024	2023
Bookings	$41,484	$41,081

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 37% and 44% of our total United States bookings for the years ended December 31, 2024 and 2023, respectively, while K-12 bookings accounted for approximately 63% and 56% of our total United States bookings for the years ended December 31, 2024 and 2023, respectively.

Subsequent to fiscal year 2023, we experienced significant cancellations ("debooks") of previously reported customer commitments that affect full year bookings performance. These debooks, totaling $1.2 million and $1.6 million for the years ended December 31, 2024 and 2023, respectively, primarily occurred in the last three quarters of fiscal year 2024. The primary factors contributing to these debooks were customer financial constraints.

Management believes the disclosure of these material debooks provides investors with important context for evaluating business performance. While we do not routinely adjust previously reported bookings figures for normal course cancellations, the magnitude of these debooks was deemed material enough to warrant specific disclosure in this Annual Report on Form 10-K.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 15% and 17% of our total bookings for the years ended December 31, 2024 and 2023, respectively.

Software Subscription Renewable Revenue Growth

We believe that our ability to renew and increase the software revenues on our platform from existing customers is an indicator of market penetration, adoption, the growth of our business and future revenue trends. Software sales of our solutions are purchased on an annual or multi-year basis, as well as one-time licenses to allow (i) an unlimited number of users on a particular device or (ii) a particular number of users to access our applications. We include subscriptions for both device and user-based applications and services in our measure of renewing revenue. Our customers typically enter into annual licenses or subscriptions with us, although some enter into multi-year agreements. Customers have no contractual obligation to renew their licenses or subscriptions with us after the completion of their initial term.

We believe the level of renewing revenue is an important indicator of future business success, as it is an indicator of sales growth of customer expansion accounts, utilization of our platform and future margin improvement. Our renewing revenue includes:

(i)	renewal of prior customer agreements in whole or in part, plus
(ii)	additional software titles added to existing customer agreements, and
(iii)	software revenues related to sales of new systems as part of an expansion of the customer footprint.

The above aspects of software revenue are captured in the annualized contract value (ACV) and net dollar revenue retention rate (NDRR) metrics described below under “Retention and Expansion of Customers.” We believe that these annualized measures provide important context to understanding the strength and growth of our software license revenue. We expect to accelerate the transition of our revenue mix to software from hardware through continued improvement in renewing revenue from the retention and expansion of our customers.

Retention and Expansion of Customers

Our ability to increase revenue depends in part on retaining our existing customers and expanding their use of our platform. We offer an integrated, comprehensive set of solutions that cover K-12/STEM and CTE. We have a variety of software bundles targeted at different areas of learning and grade levels. Retaining and expanding our existing customer base is critical to our success.

To monitor our ability to retain and grow our customer base for our software we monitor the annualized contract value of active software licenses, with particular attention to customers with at least $50,000 in annualized contract value

(“ACV”). Our ACV for the year ended December 31, 2024 and December 31, 2023 was approximately $11.3 million and $10.6 million, respectively. We calculate our Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar-Based Retention Rate. For the years ended December 31, 2024 and December 31, 2023, our Net Dollar Retention Rate (“NDRR”) on customers with at least $50,000 of ACV was 92% and 112%, respectively.

Average Term Length

We measure the ACV dollar-weighted term length of our renewable software license agreements. We believe, an increase in term length is a signal that customers are adopting our products for long-term use, which decreases the risk that a customer will choose not to renew their software licenses. CTE agreements are typically longer-term than K-12 agreements, and as a result, the dollar-weighted term length measure can reflect a mix shift of license agreements between these product lines.

Non-GAAP Financial Measures

We use non-GAAP financial measures in addition to our results of operations reported in accordance with GAAP. Non-GAAP financial measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross profit and net income (loss). We may calculate or present our non-GAAP financial measures differently than other companies who report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.

Adjusted EBITDA

We calculate Adjusted EBITDA as GAAP net loss adjusted for interest expense, depreciation and amortization expense, write-off of deferred offering costs, stock-based compensation, loss on debt extinguishment and income tax expense. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Year Ended December 31,
	2024	2023
GAAP Net Loss	$(20,823)	$(13,036)
Add back (deduct):
Interest expense	2,815	2,900
Depreciation and amortization	12	32
Income tax expense (benefit)	34	3
Write-off of deferred offering costs	—	1,683
Stock-based compensation	7,735	1
Loss on extinguishment of debt	359	1,541
Adjusted EBITDA	$(9,868)	$(6,876)

Factors Affecting Our Performance

We believe that our growth and financial performance are dependent upon many factors, including the key factors described below which are in turn subject to significant risks and challenges, including those discussed below and in the section of this report entitled “Risk Factors.”

Supply Chain Challenges

The COVID-19 pandemic, and its persisting effects, significantly altered the supply chain delivery capability that existed prior to the onset of the pandemic and on which suppliers of physical products previously relied. During the COVID-19 pandemic, our manufacturing partners experienced challenges delivering against our product demand, given component shortages, labor shortages and ongoing intermittent lockdowns in China, the primary country where our products or components are manufactured. During 2023, global supply chain challenges have become less severe, but any future disruption of global supply chains may have a material impact on our business and operations.

Retention of Key Employees

In 2020, in response to concerns relating to the COVID-19 pandemic, we made significant changes to our business, including changes to our structure and employee base. We moved to a remote working environment at the onset of the pandemic and have transitioned to a hybrid working environment. In many respects, we believe these changes have better positioned our workforce and our company for profitability. However, we believe we have many employees that are key to our operations, and in the event some of these key employees were to leave our company, it would have a detrimental effect on our business and operations.

Strategic PC OEM Partnerships

Prior to our most recent laptop product, Inspire, we worked exclusively with tier-one Original Development Manufacturers (“ODMs”) to manufacture our products. In 2021, we made the strategic decision to partner with a major PC OEM, working together to build Inspire, a proprietary laptop product, which allowed us to leverage the OEM’s supply chain network and volumes. As of December 31, 2024, approximately 18,400 Inspires have been shipped under our agreement with this PC OEM. Our master agreement with our PC OEM partner is subject to an initial one-year term, with automatic renewal for subsequent one-year terms. Either party is permitted to terminate the agreement upon written notice delivered to the other party not later than three months prior to the expiration of the applicable term. During 2023, we entered into an agreement with another PC OEM for the manufacture of an additional laptop product. If either PC OEM decided to discontinue their relationship with us, our business could be materially and adversely impacted. We also rely upon one third-party partner located in China to manufacture our stylus. If our manufacturing partners that we rely upon decide to discontinue their relationship with us and we are unable to replace such parties on similar terms or at all, our business could be materially and adversely impacted.

Scaling in the United States

Our fundamental go-to-market model is built upon a solution-oriented selling approach. We believe it is critical that we continue to grow and scale our business in the United States in order to be successful. School districts can at times be prone to long sales cycles as a result of the bureaucratic purchasing process. In addition, education funding is subject to change based on political, policy or economic variables at the federal, state or local level, which can impact a school district’s funding, both positively and negatively, and impact our business in the United States.

Software Acquisitions for Growth

An important component to our future growth plan going forward is the acquisition of key software companies and/or intellectual property in specific areas within the education market. We believe that the completion and successful integration of such companies and assets will be important to our success.

Components of Results of Operations

Revenue

Our revenue consists of hardware revenue, software applications revenue and services revenue. We recognize revenue at the amount to which we expect to be entitled when control of the products, software or services is transferred to its customers as described below. We have elected to record revenue net of taxes collected from customers that are remitted to governmental authorities, with the collected taxes recorded within other current liabilities until remitted to the relevant government authority.

Hardware Revenue — Hardware revenue is generated from the sale of our learning stations bundled with pre-loaded perpetual license software, accessories necessary for full use of our products, including stylus, eyewear (if needed) and power adapters, and a standard assurance type warranty. Hardware accessories are also sold on a stand-alone basis. Customers place orders for the hardware and we fulfill the order and ship the hardware directly to the customer or authorized resellers. Generally, we receive payment from customers or authorized resellers at the time of hardware delivery; however, in certain circumstances our United States customers may remit payment at a later date pursuant to the terms of their agreement with us. We recognize hardware revenue associated with a sale in full at the time of shipment. Customers purchasing hardware from us also typically purchase our enabled software applications for use on their devices.

Software Applications Revenue — Software applications revenue is generated from the sale of internally developed and third-party applications enabled for use on our products licensed over specified contractual terms. Most software applications reside on our products and require license keys to activate, although certain applications are web-based and require user log-ins. Customers who license our software use it on our products under different subscription terms based on the number of devices or users and length of the contract. We do not require customers to license software applications when purchasing our products.

We typically invoice our customers annually in advance based on their subscription. Software sales that consist of licenses of functional intellectual property are satisfied at a point in time when key codes are provided to allow customers to access the software, which is the contract start date and we recognize revenue ratably over the length of the contract. In transactions where we provide user-based software licenses to a customer, we recognize software revenue ratably on a straight-line basis. For the sale of third-party applications where we obtain control of the application before transferring it to the customer, we recognize revenue based on the gross amount billed to customers.

Services Revenue — We derive services revenue from implementation, professional development and technical services delivered remotely or on-site at the customer’s location and extended service type warranties. Services are either delivered by our personnel or our qualified third-party representatives. Under the third-party arrangements, we will pay the third-party for their delivery services and bill the customer directly. We will also repair our products for a fee if the nature of the repair is outside the scope of the applicable warranty, but this is not a significant source of revenue. Each service type does not significantly impact the functionality of the others, or the hardware/software being provided. Services are typically invoiced in advance and revenue is recognized based on the passage of time during the contract period. We believe that the passage of time corresponds directly to the satisfaction of the performance obligations.

Cost of Goods Sold

Cost of goods sold consists of cost of hardware sold, cost of software sold and cost of services sold. Overall cost of revenue is largely dependent on a combination of revenue types, hardware component supply and pricing and cost of third-party software applications.

Cost of Hardware Sold — Cost of hardware sold consists primarily of costs associated with the manufacture of our products and personnel-related expenses associated with manufacturing employees, including salaries, benefits, bonuses, overhead and stock-based compensation.

All of our products are manufactured by manufacturers located primarily in China. We have entered into agreements for the supply of many components; however, there can be no guarantee that we will be able to extend or renew these agreements on similar terms, or at all. Although most components in the products essential to our business are generally available from multiple sources, certain custom and new technology components are currently obtained from single or limited sources. We compete for various components with other participants in the markets for personal computers, tablets and accessories. Therefore, many components, including those that are available from multiple sources, are at times subject to industry-wide shortage and significant commodity pricing fluctuations.

Cost of hardware sold also includes costs of acquiring third-party devices and components, and costs associated with shipping devices to customers. We have outsourced much of our transportation and logistics management for the distribution of products. While these arrangements can lower operating costs, they also reduce our direct control over distribution. During the COVID-19 pandemic, certain of our logistical service providers experienced disruptions. Refer to “Supply Chain Challenges” for more information.

Cost of goods sold related to delivered hardware and bundled software, including estimated standard warranty costs, are recognized at the time of sale.

Cost of Software Sold — Cost of software sold consists primarily of fees paid to third parties for software licenses, costs associated with the technical support of software applications and the cost of our customer success operations. Costs incurred to provide product-related bundled services and unspecified software upgrade rights are recognized as cost of sales as incurred.

Cost of Services Sold — Cost of services sold consists primarily of personnel costs associated with the development and delivery of the services. Some of these costs are internal resources while others are associated with third parties engaged to develop or deliver the services. Other costs include travel and technology used in the development or delivery of the services. Cost of services revenue, including those for extended service type warranty and repair expenses relating to our products, are recognized as cost of sales as incurred or upon completion of the service obligation.

Operating Expenses

Our operating expenses consist primarily of selling, general and administrative expenses and product engineering and R&D expenses. Personnel costs are the most significant component of operating expenses and consist of salaries, benefits, bonuses, stock-based compensation and sales commissions. Operating expenses also include overhead costs, including rent, utilities, insurance, legal and office supplies.

Research and development expenses — Research and development expenses consist primarily of product engineering and personnel-related expenses associated with our hardware and software engineering employees, including salaries, benefits, bonuses and stock-based compensation. R&D expenses also include third-party contractor or professional services fees, and software and subscription services dedicated for use by our engineering organization. We expect that our R&D expenses will increase in absolute dollars as our business grows, particularly as we incur additional costs related to continued investments in our platform and products. In addition, R&D expenses that qualify as internal-use software development costs are capitalized, the amount of which may fluctuate significantly from period-to-period.

Selling and marketing — Selling and marketing expenses consist of labor and other costs directly related to the promotion of our products, including compensation for our marketing team and travel expense incurred in connection with promotional efforts.

General and administrative expenses — General, and administrative expenses consist primarily of personnel-related expenses associated with our finance, legal, information technology, human resources, facilities and administrative employees, including salaries, benefits, bonuses, sales commissions and stock-based compensation. Commissions paid on the sale of hardware and short-term software licenses are recognized upon delivery. Commissions paid on the sale in which at least a portion of the goods and services will be satisfied over a period of time (services primarily consisting of extended warranties) are not material and are expensed when incurred. General and administrative expenses also include external legal, accounting and other professional services fees, operational software and subscription services and other corporate expenses.

Other operating expenses — Other operating expenses consist of offering costs incurred as part of the terminated EdtechX Merger Agreement that were initially deferred but then expensed upon termination of the EdtechX Merger Agreement. Following the December 2024 closing of our IPO, we expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to remediating our material weaknesses and compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services. In addition, we expect that our selling, general and administrative expenses will increase in absolute dollars as our business grows.

Interest Expense

Interest expense consists primarily of changes in accrued interest expense, interest payments and amortization of debt issuance costs for our debt facilities. See “Liquidity and Capital Resources — Debt and Financing Arrangements.”

Income Tax Expense

Income tax expense consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We record income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.

We record a valuation allowance to reduce our deferred tax assets and liabilities to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Revenues:
Hardware	$21,991	$27,461	$(5,470)	(20)%
Software	12,857	13,229	(372)	(3)%
Services	3,250	3,232	18	1%
Total Revenues	38,098	43,922	(5,824)	(13)%
Cost of goods sold(1)	22,529	27,028	(4,499)	(17)%
Gross profit	15,569	16,894	(1,325)	(8)%
Operating expenses:
Research and development(1)	4,893	4,218	675	16%
Selling and marketing(1)	15,915	12,898	3,017	23%
General and administrative(1)	12,419	6,710	5,709	85%
Other operating expenses	—	1,683	(1,683)	100%
Total operating expenses	33,227	25,509	7,718	30%
Loss from operations	(17,658)	(8,615)	(9,043)	105%
Other (expense) income:
Interest expense	(2,815)	(2,900)	85	(3)%
Other income (expense), net	43	23	20	87%
Loss on extinguishment of debt	(359)	(1,541)	1,182	(77)%
Loss before income taxes	(20,789)	(13,033)	(7,756)	60%
Income tax expense	34	3	31	1,026%
Net loss	$(20,823)	$(13,036)	$(7,787)	60%

(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2024	2023

Cost of goods sold	$130	$—
Research and development	802	—
Sales and marketing	2,808	1
General and administrative	3,995	—
Total stock-based compensation expense	$7,735	$1

Revenue

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Revenues:
Hardware	$21,991	$27,461	$(5,470)	(20)%
Software	12,857	13,229	(372)	(3)%
Services	3,250	3,232	18	1%
Total Revenues	$38,098	$43,922	$(5,824)	(13)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$11,257	$10,621	$636	6%
Net Dollar Retention Rate (NDRR)	92%	112%	(20)%

Total revenue decreased by $5.8 million, or 13%, to $38.1 million for the year ended December 31, 2024, from $43.9 million for the year ended December 31, 2023. This decrease in revenue is primarily attributable to constraint of available working capital to fund hardware purchases to fulfill order backlog during the year as a result of our IPO not being completed until December 6, 2024. As of December 31, 2024, the backlog of unfilled orders remains high, compared to prior years, at $11.3 million due to lack of sufficient working capital to increase product fulfillment. These unfilled orders remain unrecognized as revenue and do not appear in our key operating metrics.

Hardware revenue decreased by $5.5 million or 20%, to $22.0 million for the year ended December 31, 2024, from $27.5 million for the year ended December 31, 2023. The decrease in hardware revenue is primarily attributable to constraint of available working capital to fund hardware purchases to fulfill order backlog. For the years ended December 31, 2024 and 2023, hardware revenue as a percentage of total revenue is 58% and 63%, respectively.

Software revenue decreased by $0.4 million or 3%, to $12.9 million for the year ended December 31, 2024, from $13.2 million for the year ended December 31, 2023. The decrease in revenue is attributable to third-party annual software sales. Our key retention metrics are as follows: (1) ACV for the year ended December 31, 2024 increased to $11.3 million as compared to the year ended December 31, 2023 of $10.6 million and (2) NDRR for the trailing twelve-month period ended December 31, 2024 was 92% and for December 31, 2023 was 112%. For the years ended December 31, 2024 and 2023, software revenue as a percentage of total revenue is 34% and 30%, respectively.

Service revenue increased by $18,000 or 1%, to $3.3 million for the year ended December 31, 2024, from $3.2 million for the year ended December 31, 2023. The increase in revenue is attributable to increased sales of extended warranty and technology support services. For the years ended December 31, 2024 and 2023, services revenue as a percentage of total revenue is 9% and 7%, respectively.

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Cost of goods sold:
Hardware	$15,950	$19,741	$(3,791)	(19)%
Software	5,025	5,545	(520)	(9)%
Services	1,152	779	373	48%
Excess and obsolete	402	948	(546)	(58)%
Other	—	15	(15)	(100)%
Total cost of goods sold	$22,529	$27,028	$(4,499)	(17)%

For the year ended December 31, 2024, total cost of goods sold decreased by $4.5 million, or 17%, to $22.5 million as compared to $27.0 million for the year ended December 31, 2023. The decrease in cost of goods sold is primarily attributable to a decrease in the volumes shipped of Inspire laptops. For the years ended December 31, 2024 and 2023, gross margin is 41% and 38%, respectively.

Cost of hardware sold decreased by $3.8 million, or 19%, to $16.0 million for the year ended December 31, 2024, from $19.7 million for the year ended December 31, 2023. The decrease in cost of hardware sold is attributable to the

20% decrease in hardware revenue driven primarily by a decrease in the volumes shipped of Inspire laptops. For the years ended December 31, 2024 and 2023, hardware gross margin is 27% and 28%, respectively.

Cost of software sold decreased by $0.5 million or 9%, to $5.0 million for the year ended December 31, 2024, from $5.5 million for the year ended December 31, 2023. The decrease in cost of software sold corresponds to decreased sales of point-in-time software. For the years ended December 31, 2024 and 2023, software gross margin is 61% and 58%, respectively.

Cost of services sold increased by $0.4 million or 48%, to $1.2 million for the year ended December 31, 2024, from $0.8 million for the year ended December 31, 2023. The increase in cost of services sold is attributable to purchases of extended warranty contracts and delivery costs for increased sales of Inspire laptops and technology support services, respectively. For the years ended December 31, 2024 and 2023, services gross margin is 65% and 76%, respectively.

Excess and obsolete write-downs decreased by $0.5 million or 58% to $0.4 million for the year ended December 31, 2024, from $0.9 million for the year ended December 31, 2023. The decrease in write-downs is attributable to less product and component inventory supply disruptions correlated to the reduced impact of the COVID-19 pandemic.

	Year Ended December 31,		Change
(in thousands)	2024	2023	$	%
Operating Expenses:
Research and development	$4,893	$4,218	$675	16%
Selling and marketing	15,915	12,898	3,017	23%
General and administrative	12,419	6,710	5,709	85%
Other operating expenses	—	1,683	(1,683)	100%
Total operating expenses	$33,227	$25,509	$7,718	30%

For the year ended December 31, 2024, total operating expenses increased by $7.7 million, or 30%, to $33.2 million, from $25.5 million for the year ended December 31, 2023. The increase in expenses is primarily attributable to $7.6 million of stock-based compensation expense due to grants to employees in March and May 2024 to purchase a total of approximately 5.1 million shares of common stock at an exercise price of $2.57 per share, which was not present in the period ended December 31, 2023.

The stock-based compensation expense included in research and development, sales and marketing, and general and administrative expense for the year ended December 31, 2024 was $0.8 million, $2.8 million, and $4.0 million, respectively. After removing the stock-based compensation expense from the totals for the year ended December 31, 2024, the remaining adjusted operating expenses totaled $25.6 million and resulted in an increase of $0.1 million or 0.4%, from the $25.5 million total operating expenses for the year ended December 31, 2023. This net increase was primarily due to increased costs in personnel and professional expenses throughout 2024 related to preparing the Company for the IPO and additional selling and marketing activities.

Research and development expenses increased by $0.7 million or 16%, to $4.9 million for the year ended December 31, 2024, from $4.2 million for the year ended December 31, 2023. The increase in expenses is primarily attributable to an increase in stock-based compensation expense of $0.8 million due to grants to employees in March and May 2024.

Selling and marketing expenses increased by $3.0 million or 23%, to $15.9 million for the year ended December 31, 2024, from $12.9 million for the year ended December 31, 2023. The increase in expenses is primarily attributable to an increase in stock-based compensation expense of $2.8 million due to grants to employees in March and May 2024.

General and administrative expenses increased by $5.7 million or 85%, to $12.4 million for the year ended December 31, 2024, from $6.7 million for the year ended December 31, 2023. The increase in expenses is primarily attributable to a $4.0 million increase in stock compensation expenses due to grants to employees in March and May 2024, and to the increased costs in personnel and professional expenses throughout 2024 related to preparing the Company for the IPO.

Other operating expenses decreased by $1.7 million or 100%, to zero for the year ended December 31, 2024, from $1.7 million for the year ended December 31, 2023. The decrease in expenses is due to expensed deferred offering costs recognized in 2023 related to the terminated EdtechX Merger Agreement, which were previously capitalized.

Interest Expense

	Year Ended
	December 31,		Change
(in thousands)	2024	2023	$	%
Interest expense	$(2,815)	$(2,900)	85	(3)%

For the year ended December 31, 2024, interest expense decreased by $0.1 million, or 3%, to $2.8 million, from $2.9 million for the year ended December 31, 2023. The decrease in expense is attributable to the continuing decline in outstanding principal debt through the year ended December 31, 2024.

Income Tax Expense (Benefit)

The increase in income tax expense for the year ended December 31, 2024 was immaterial. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2024 and 2023 was 0.1% and zero, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(8,874)	$(6,410)
Net cash used in investing activities	$(13)	$(5)
Net cash provided by financing activities	$10,482	$5,587

Operating Activities

For the year ended December 31, 2024, our operating activities used cash of $8.9 million, primarily due to our net loss of $20.8 million and change in the fair value of embedded derivative of $0.2 million, partially offset by changes in our operating assets and liabilities of $3.6 million and adjustments for non-cash charges, including stock-based compensation expense of $7.7 million, provision for excess and obsolete inventory of $0.4 million, non-cash amortization of other debt discount of $0.1 million, and loss on extinguishment of debt of $0.4 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $1.9 million and an increase in accounts payable of $0.9 million, deferred revenue of $0.6 million, and accrued interest of $1.6 million, partially offset by an increase in inventory of $0.1 million and prepaid expenses and other assets of $0.3 million, and a decrease in accrued expenses of $1.1 million.

For the year ended December 31, 2023, our operating activities used cash of $6.4 million, primarily due to our net loss of $13.0 million partially offset by changes in our operating assets and liabilities of $2.3 million and adjustments for non-cash charges including provision for excess and obsolete inventory of $0.8 million, non-cash amortization of other debt discount of $0.1 million, write-off of deferred offering costs of $1.7 million, cancellation of purchase obligations of $0.1 million, and loss on extinguishment of debt of $1.5 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $1.8 million and an increase in accounts payable of $0.6 million, accrued expenses of $0.7 million and accrued interest of $1.3 million, partially offset by an increase in inventory of $0.2 million and prepaid expenses and other assets of $0.5 million, and a decrease in deferred revenue of $1.4 million.

Investing Activities

For the years ended December 31, 2024 and December 31, 2023, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $10.5 million primarily due to proceeds from initial public offering of $10.0 million, convertible notes of $5.0 million, and other debt issuances of $3.5 million partially offset by repayment of other debt issuances of $5.7 million, and fees paid for deferred offering costs of $2.5 million.

For the year ended December 31, 2023, net cash provided by financing activities was $5.6 million primarily due to proceeds from other debt issuances of $11.4 million partially offset by repayment of revolving credit line of $3.0 million, repayment of other debt issuances of $2.2 million, and fees paid for deferred offering costs of $0.4 million.

Liquidity and Capital Resources

For the years ended December 31, 2024 and 2023, we incurred net losses of $20.8 million and $13.0 million, respectively, and incurred negative cash flows from operations of $8.9 million and $6.4 million, respectively. We had combined cash and cash equivalents of $4.9 million and $3.1 million as of December 31, 2024 and December 31, 2023, respectively. We have incurred operating losses and negative cash flows from operations since inception. Our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing our products, availability of additional financing, gaining customer acceptance and uncertainty of achieving future profitability among other factors discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”. Our success depends on the outcome of our research and development activities, scale-up and successful partnering and commercialization of our products and product candidates. In February 2025, we entered into two Loan and Security agreements that will provide us with $2.0 million in financing. See Note 15 (Subsequent Events) for more information.

Management has projected cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue to expand and enhance our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. Further financings may have a dilutive effect on stockholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.

Sources of Liquidity

We have historically funded our operations through the issuance of common stock and preferred stock to private investors, our IPO and debt financing. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, and the uncertainties frequently encountered by companies in the technology industry are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. The conditions identified above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Issuance of Common Stock

On December 6, 2024, we completed an initial public offering (the “IPO”) of 2.2 million shares of common stock at a price of $5.00 per share, which included 0.3 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $0.8 million and offering expenses of $2.5 million, we received net proceeds from the IPO of $7.5 million. In connection with the IPO, 4.0 million outstanding shares of preferred stock were converted into 18.7 million shares of common stock. See Notes 1 (Description of Business and Basis of Presentation) and 6 (Temporary Redeemable Preferred Stock and Stockholders’ Equity) for more information.

Debt and Financing Arrangements

Fiza Loan. In November 2022, we entered into a loan agreement with Fiza for a principal amount of $5.0 million, with $2.5 million disbursed in advance on September 12, 2022, and an additional $2.5 million disbursed on November 10, 2022. Husain Zariwala, the Chief Financial Officer of Gulf Islamic Investments, LLC (“GII”) and Imran Ladhani, the Head of Operations & Investor Relations of GII, each own 50% of the equity interests and voting control of Fiza. The loan was due on or before September 12, 2023, bearing interest at 13% per annum. In May 2023, we entered into an additional short form loan agreement with Fiza for a principal amount of $3.0 million. The loan was due on or before June 20, 2023 bearing interest at 25% per annum on the amount of outstanding principal plus interest. Both loans are secured by our assets. In November 2023, we entered into a short form loan agreement with Fiza to borrow an additional $1.3 million.

In March 2024, we entered into a convertible promissory note to borrow an additional $5.0 million from Fiza. The loan had an annual interest rate of 20% that is accrued daily, compounds annually, and was due on March 11, 2026, subject to acceleration in an event of default. The convertible promissory note automatically converted into 1,176,471 shares of our common stock immediately prior to the closing of the IPO at a conversion rate equal to 85% of the price to the public of our common stock issued in the IPO, subject to the terms and conditions of the convertible promissory note.

bSpace Investments Loan. In May 2019, we entered into a loan and security agreement (the “LSA”) with a related party, bSpace Investments Limited (“bSpace”). bSpace is 100% owned by Mohammed Al Hassan, the Co-CEO of GII. The LSA included an initial term loan of $25.0 million, and a second tranche commitment of $5.0 million (“Tranche 2”). The loan had a stated interest rate of 11.0% and an additional 2.0% per year advisory fee. Interest and fees were due quarterly, and the principal balance was due at maturity, originally November 2020. We granted bSpace a first-priority perfected security interest in all of our collateral. Amendments during 2020 added additional tranches to the debt and modified the repayment terms.

Throughout 2020, we borrowed an additional $3.5 million under various loan commitments and amendments to the LSA. In April and June 2021, we borrowed an additional $3.0 million under the existing terms of the LSA.

On February 26, 2020, we and bSpace amended the terms and provisions of the LSA. In connection with the amendment all loans became due on November 6, 2020. The amendment also added a change of control provision, whereby upon the occurrence of a Change of Control (as defined in the LSA), the loan would become immediately due and payable, including any make-whole amount, along with a premium of $0.1 million plus 1.9095% of the proceeds to us from the Change of Control.

Additionally, on February 26, 2020, we drew an additional $1.0 million and amended the terms of $2.0 million of the Tranche 2 draws, collectively referred to as the “Tranche 3 loan”. The Tranche 3 loan had a stated interest rate of 5.5% and an additional 2.0% per year advisory fee. Interest and fees were due quarterly, and the principal balance was due at maturity, originally November 6, 2020. In April 2020, we and bSpace amended the LSA to allow for the incurrence of certain Paycheck Protection Program loans. In November 2020, we and bSpace amended the LSA to extend the maturity date from November 6, 2020 to December 15, 2020.

In December 2020, we and bSpace amended the LSA for all tranches to (1) extend the maturity date to December 31, 2022; (2) add a repayment premium of 150.0% due under all repayment scenarios; (3) add a Tranche 4 loan commitment of $3.0 million; (4) change the repayment terms such that all principal, interest, fees and the repayment premium are due at maturity; (5) add a redemption option upon the occurrence a qualified public offering or equity financing; (6) add a conversion option; and (7) remove the premium associated with the Change of Control embedded derivative.

In April and June 2021, we drew the $3.0 million Tranche 4 loans under the same terms and conditions as existed during the December 2020 LSA modifications.

In September 2021, we and bSpace amended the LSA in connection with the Revolving Line-of-Credit (as defined below). The amendment subordinated the loan to the Revolving Line-of-Credit and extended the maturity date of the loan under the LSA to February 2024.

As of December 31, 2021, the conversion feature within the loan included a contingent beneficial conversion feature, subject to the establishment of preferred stock.

On May 16, 2022, contemporaneously with the execution of the EdtechX Merger Agreement, we and bSpace entered into an Amendment and Conversion Agreement (the “bSpace Conversion Agreement”). The terms of the LSA were amended such that: (a) $90.5 million would be due to bSpace, including the repayment premium and accrued interest through March 15, 2023, (b) the interest rate on the loan was reduced to 5% from January 1, 2023 to March 15, 2023, (c) $59.0 million of our indebtedness would convert into 58,972 shares of New NCNV Preferred Stock no more than 90 days from the date of the bSpace Conversion Agreement, (d) $11.5 million of our indebtedness would convert into 11,500 shares of New NCNV Preferred Stock immediately prior to the closing of the merger and (e) approximately $20.0 million owed to bSpace would be retired in conjunction with a purchase of 1,970,443 shares of EdtechX by bSpace pursuant to a private placement to occur in connection with the consummation of the merger. On June 21, 2023 the EdtechX Merger Agreement was terminated. As a result, no conversions contingent upon the merger with EdtechX occurred.

In August 2022, we issued 58,972 shares of New NCNV Preferred Stock to bSpace in exchange for the forgiveness of $59.0 million of our indebtedness in accordance with the terms of the bSpace Conversion Agreement.

As of December 31, 2022, the gross principal amount due under the LSA was $31.5 million.

On December 30, 2023, we entered into a loan termination agreement with bSpace (the “Termination Agreement”) under which all amounts outstanding under the LSA, plus unearned interest calculated post the maturity date through July 31, 2024 of $1.5 million, were exchanged for 36,918 shares of New NCNV Preferred Stock. The Termination Agreement relieves us of any further obligations under the LSA.

dSpace Equity Financings and Related Agreements

On December 29, 2023, dSpace acquired 47,250 shares of our NCNV 1 preferred stock and 2,750 shares of our NCNV 3 preferred stock from bSpace in exchange for a promissory note with an aggregate principal amount of $37.5 million, which is secured by the pledge of all of dSpace’s equity in us. In December 2020, we sold an aggregate of 3,874,946 shares of our Series A Preferred Stock to dSpace for an aggregate purchase price of $3.0 million, which purchase price was paid through conversion of an outstanding secured convertible promissory note that was previously issued to dSpace.

Kuwait Investment Authority Loan. In February 2019, we entered into a promissory note (the “KIA Note”) with the Kuwait Investment Authority (“KIA”). The KIA Note had an initial principal amount of $5.0 million, accrued interest at 2.8% per year, and was due on-demand at any point after December 31, 2020. Principal and interest were due at maturity and would be accelerated upon an event of default or a change in control. We granted KIA a warrant to purchase shares of common stock in the event of certain dilutive issuances, which warrant expired December 31, 2020.

In December 2020, we and KIA amended the KIA Note to (1) extend the earliest maturity date to December 31, 2022, (2) remove the change of control redemption and anti-dilution features, (3) add a repayment premium of 150.0%, (4) add a redemption option upon the occurrence of a qualified public offering or equity financing, (5) add a conversion option and (6) execute a subordination agreement to clarify that the KIA Note was subordinate to the bSpace loans under the LSA. Upon the occurrence of a qualified public offering or equity financing the KIA Note would automatically convert into shares of our common stock at the original issue price of the qualified public offering or equity financing. Upon the occurrence of a non-qualified public offering or other equity financing, the KIA Note converted into shares of our common stock issued in the event at the issuance price of such non-qualified public offering or other equity financing, should bSpace elect to convert its loan. Additionally, the KIA Note was convertible into a new class of preferred stock at a conversion price equal to the greater of (a) $110.0 million or (b) four times our trailing 12-month revenue divided by the sum of (1) the total number of shares of our common stock outstanding, and (2) the total number of shares of our common stock reserved for issuance pursuant to a stock option plan, restricted stock plan, or other stock. In connection with the modification, we granted KIA a warrant to purchase shares of common stock. The warrants had a fair value of $0.4 million at issuance. All issued warrants expired December 31, 2020.

In September 2021, we and KIA amended the KIA Note to extend the maturity date of the KIA Note to February 2024 and further amended the KIA Note in May 2022 to enable the conversion or exchange of portions of the KIA Note for common stock, contingent upon the occurrence of certain events.

As of December 31, 2021, gross principal amounts due under the KIA loan, including the repayment premium, were $12.5 million and interest accrued on the KIA loan at 2.75% per annum.

As of December 31, 2021, the KIA Note contained a contingent beneficial conversion feature, subject to the establishment of a new class of preferred stock.

On May 16, 2022, contemporaneously with the execution of the EdtechX Merger Agreement, we and KIA entered into an Amendment and Conversion Agreement (“KIA Conversion Agreement”). The terms of the KIA Note were amended to provide that (a) $8.1 million of our indebtedness would convert into 8,062 shares of New NCNV Preferred Stock no more than 90 days from the date of the KIA Conversion Agreement and (b) approximately $5.0 million of our indebtedness would be retired in conjunction with a purchase of 492,610 shares of EdtechX by KIA pursuant to a private placement to occur in connection with the consummation of a private investment in a public entity. On August 12, 2022, $8.1 million of the amounts outstanding under the KIA Note was converted into 8,062 shares of New NCNV Preferred Stock. On June 21, 2023 the EdtechX Merger Agreement was terminated. As a result, no conversions contingent upon the merger with EdtechX will occur.

On January 10, 2024, the balance of approximately $5.2 million under the KIA Note was converted into 5,190 shares of New NCNV Preferred Stock pursuant to the terms of a debt conversion agreement between KIA and us and all obligations and commitments under the KIA Note were terminated. In connection with the conversion, 8,062 of KIA’s then-existing shares of NCNV preferred stock were reclassified as or exchanged for an equivalent number of New NCNV Preferred Stock.

Other Term Loans. In January 2023, we signed term loan agreements to borrow $4.0 million (“Term Loan 1”) and $2.5 million (“Term Loan 2”) at interest rates of 13.0% and 34.0% per year, respectively. Term Loan 1 will be repaid in monthly installments through February 2026, and the Term Loan 2 was repaid in monthly installments through September 2024. The loans are secured by our assets.

In April 2023, we signed an additional agreement to borrow $0.7 million (“Term Loan 3”) at an interest rate of 18.0% per year. Term Loan 3 is secured with our assets and expected proceeds from Employee Retention Tax Credits (“ERTC”). The loan will mature by April 17, 2026, but it must be repaid upon receipt of the ERTC in an amount sufficient to fully repay the loan. No terms of the Term Loan 1 or Term Loan 2 were changed as a result of the April 2023 agreement. We determined that the lender did not grant a concession upon signing the Term Loan 3 agreement and accounted for the April 2023 agreement as a modification of the loans. The modification does not change the accounting for the prior loans, and no gains or losses were recognized on the restructuring.

The outstanding balance of Term Loan 1, Term Loan 2 and Term Loan 3 as of December 31, 2024 and December 31, 2023 is $4.8 million and $4.9 million, respectively. The effective interest rates of Term Loan 1, Term Loan 2 and Term Loan 3 are 14.2%, 38.2%, and 20.1%, respectively.

During May and June 2024, we entered into multiple loan agreements from an existing lender to borrow a total of $3.5 million secured by certain assets. In May 2024, the loans totaled $2.0 million at an annual interest rate of 17.0%. The June 2024 loan was for $1.5 million and has an annual interest rate of 18.0%. The interest on the May loan is subject to adjustment for default and on the June loan for prepayment and default. The loans have periodic principal and interest payments of 24 equal monthly payments beginning in June and July 2024.

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in January 2026, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of December 31, 2024, we had approximately $8.9 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2025.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. We evaluated the development and selection of our critical accounting estimates and believe that the following involve a higher degree of judgement or complexity and are most significant to reporting our results of operations and financial position and are therefore discussed as critical. The following critical accounting estimates reflect the significant estimates and judgements used in the preparation of our consolidated financial statements. Actual results could differ materially from those estimates and assumptions, and those differences could be material to our consolidated financial statements.

We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 2 — Summary of Significant Accounting Policies to our audited consolidated financial statements contained elsewhere in this report.

Revenue Recognition

We recognize revenue from signed contracts with customers, change orders (approved and unapproved) and claims on those contracts that we conclude to be enforceable under the terms of the signed contracts. Some of our contracts have one clearly identifiable performance obligation. However, many contracts provide the customer several promises that include hardware, software and professional services. The determination of the number of performance obligations in a contract requires significant judgment and could change the timing of the amount of revenue recorded for a given period.

For contracts with multiple performance obligations, the transaction price is allocated based on standalone selling prices (SSP), with list prices typically used for most items. For post-contract support services (“PCS”) significant judgement is involved based on factors such as specific services offered, business models and operational efficiency. The Company regularly reassesses this estimate as changes could materially impact revenue recognition timing and amounts.

Discounts in certain contracts with customers are deemed variable consideration but are known at the time of revenue recognition.

Inventory

Our inventory, which includes raw materials and finished goods is valued using the weighted average cost method for hardware inventory while software inventory is recorded at actual cost. We periodically review the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Fair Value of Equity

Given the absence of a public trading market for our common stock and preferred stock, and in accordance with the American Institute of Certified Public Accountants Accounting and Valuation Guide: Valuation of Privately Held Company Equity Securities Issued as Compensation, our board of directors along with management exercised its reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of fair value of our common and preferred stock, including:

●	the prices at which we or other holders sold our common and convertible preferred stock to outside investors in arms-length transactions;
●	independent third-party valuations of our common and preferred stock;
●	the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
●	our financial condition, results of operations and capital resources;
●	the industry outlook;
●	the valuation of comparable companies;
●	the lack of marketability of our common and preferred stock;
●	the fact that option and RSU grants have involved rights in illiquid securities in a private company;
●	the likelihood of achieving a liquidity event, such as an initial public offering or a sale of our company given prevailing market conditions;
●	the history and nature of our business, industry trends and competitive environment; and
●	general economic outlook including economic growth, inflation and unemployment, interest rate environment and global economic trends.

Following our IPO, the fair value of our common stock will be based on the closing price as reported on the date of grant on the primary stock exchange on which our common stock is traded.

Convertible Debt

We have issued convertible debt under numerous convertible promissory notes. We evaluate embedded conversion and other features within convertible debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the consolidated statement of operations. No material embedded features have been bifurcated as of the financial statement dates.

Income Taxes

We use the asset and liability method under FASB ASC Topic 740, Income Taxes, when accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax expense or benefit is the result of changes in the deferred tax asset and liability.

We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income, and ongoing tax planning strategies in assessing the need for a valuation allowance.

We recognize tax benefits from uncertain tax positions only if we believe that it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If we determine that we would be able to realize our deferred tax assets in the future in excess of their net recorded amount, we will make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

JOBS Act

The JOBS Act permits an emerging growth company such as us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to new or revised accounting standards at the same time that they become applicable to other public companies that are not emerging growth companies until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

We are also a smaller reporting company meaning that the market value of our stock held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. To the extent we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

zSPACE, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

zSpace, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of zSpace, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, temporary redeemable preferred stock and stockholder’s deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2022.

Spokane, Washington

March 27, 2025

zSpace, Inc,

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$4,864	$3,128
Accounts receivable, net of allowance of $44 and $217	3,176	5,040
Inventory, net	3,238	3,535
Prepaid expenses and other current assets	2,233	1,975
Total current assets	13,511	13,678
Property and equipment, net	21	21
Deferred offering costs	—	148
Total assets	$13,532	$13,847
LIABILITIES, TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,656	$4,735
Accrued expenses and other current liabilities	5,365	9,229
Convertible debt	—	5,000
Other current debt	5,764	7,017
Current accrued interest	783	1,152
Deferred revenue, current portion	3,324	2,754
Total current liabilities	20,892	29,887
Noncurrent related party debt	—	5,000
Other noncurrent debt	6,191	2,053
Noncurrent accrued interest	819	138
Deferred revenue, net of current portion	318	288
Total liabilities	28,220	37,366
Commitments and contingencies (Note 11)
Temporary redeemable preferred stock:
Series A preferred stock, $0.00001 par value; 5,000,000 shares authorized as of December 31, 2024; 0 and 3,874,946 shares issued and outstanding as of December 31, 2024 and 2023, respectively; liquidation value of $0 as of December 31, 2024	—	3,000
NCNV 1, NCNV 2 and NCNV 3 preferred stock, $0.00001 par value; 0 shares authorized as of December 31, 2024; 0 and 103,952 shares issued and outstanding as of December 31, 2024 and 2023, respectively; liquidation value of $0 as of December 31, 2024	—	103,952
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of December 31, 2024; 22,849,378 and 174,077 shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	275,383	138,878
Accumulated other comprehensive income	329	228
Accumulated deficit	(290,400)	(269,577)
Total stockholders’ deficit	(14,688)	(130,471)
Total liabilities, temporary redeemable preferred stock and stockholders’ deficit	$13,532	$13,847

See accompanying notes to consolidated financial statements.

zSpace, Inc,

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue	$38,098	$43,922
Cost of goods sold	22,529	27,028
Gross profit	15,569	16,894
Operating expenses:
Research and development	4,893	4,218
Selling and marketing	15,915	12,898
General and administrative	12,419	6,710
Other operating expenses	—	1,683
Total operating expenses	33,227	25,509
Loss from operations	(17,658)	(8,615)
Other (expense) income:
Interest expense	(2,815)	(2,900)
Other income (expense), net	43	23
Loss on extinguishment of debt	(359)	(1,541)
Loss before income taxes	(20,789)	(13,033)
Income tax expense	34	3
Net loss	(20,823)	(13,036)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	101	64
Comprehensive loss	$(20,722)	(12,972)

Net income (loss) available to common shareholders used in basic earnings per share	$22,524	$(19,269)

Net income (loss) available to common shareholders used in diluted earnings per share	$23,748	$(19,269)

Net income (loss) per common share – basic	$13.03	$(113.21)

Net income (loss) per common share – diluted	$1.03	$(113.21)

Weighted-average common shares outstanding – basic	1,728,127	170,212

Weighted-average common shares outstanding – diluted	23,127,693	170,212

See accompanying notes to consolidated financial statements.

zSpace, Inc.

CONSOLIDATED STATEMENTS OF TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

						Accumulated
	Temporary Redeemable				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2022	3,941,980	$64,131	167,666	$—	$144,777	$164	$(256,541)	$(111,600)
Stock based compensation	—	—	—	—	1	—	—	1
Issuance of common stock from options exercised	—	—	6,411		3	—	—	3
Accretion of NCNV preferred stock	—	5,903	—	—	(5,903)	—	—	(5,903)
Cancellation of NCNV 1 preferred stock	(67,034)	(67,034)	—	—	—	—	—	—
Issuance of NCNV1, NCNV2 and NCNV3 preferred stock	103,952	103,952	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(13,036)	(13,036)
Foreign currency translation adjustments	—	—	—	—	—	64	—	64
Balance, December 31, 2023	3,978,898	106,952	174,077	—	138,878	228	(269,577)	(130,471)
Stock based compensation	—	—	—	—	7,735	—	—	7,735
Issuance of common stock from options exercised	—	—	14,841	—	34	—	—	34
Cancellation of NCNV 1 preferred stock	(562)	(562)	—	—	—	—	—	—
Issuance of NCNV2 preferred stock	5,752	5,752	—	—		—	—	—
Reduction of the original issue price of NCNV preferred share value from $1,000 to $600 per share	—	(43,656)	—	—	43,656	—	—	43,656
Proceeds from initial public offering, net of underwriting fees and offering costs of $2.9 million	—	—	2,156,250	—	7,462	—	—	7,462
Conversion of temporary redeemable preferred stock	(3,984,088)	(68,486)	18,677,710	—	68,486	—	—	68,486
Conversion of SAFE agreements	—	—	650,029	—	3,250	—	—	3,250
Conversion of debt	—	—	1,176,471	—	5,882	—	—	5,882
Net loss	—	—	—	—	—	—	(20,823)	(20,823)
Foreign currency translation adjustments	—	—	—	—	—	101	—	101
Balance, December 31, 2024	—	$—	22,849,378	$—	$275,383	$329	$(290,400)	$(14,688)

zSpace, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(20,823)	$(13,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of revolving line of credit commitment fee asset	—	61
Change in fair value of embedded derivative	(158)	—
Non-cash amortization of other debt discount	59	82
Provision for excess and obsolete inventory	402	807
Cancellation of purchase obligations	—	141
Stock-based compensation expense	7,735	1
Depreciation	12	32
Write-off of deferred offering costs	—	1,683
Loss on extinguishment of debt	359	1,541
Changes in operating assets and liabilities:
Accounts receivable	1,864	1,814
Inventory	(105)	(210)
Prepaid expenses and other current assets	(256)	(491)
Accounts payable	921	558
Accrued expenses	(1,089)	707
Deferred revenue	601	(1,403)
Accrued interest	1,604	1,303
Net cash used in operating activities	(8,874)	(6,410)
Cash flows from investing activities:
Capital expenditures	(13)	(5)
Net cash used in investing activities	(13)	(5)
Cash flows from financing activities:
Proceeds from convertible notes	5,000	—
Repayment of revolving line of credit	—	(3,000)
Proceeds from other debt issuances	3,500	11,378
Fees paid for debt issuance	(18)	(151)
Repayment of other debt issuances	(5,524)	(2,239)
Proceeds from initial public offering, net of underwriting fees of $0.8 million	10,027	—
Fees paid for deferred offering costs	(2,537)	(402)
Fees paid to creditors	—	(2)
Proceeds from exercise of common stock options	34	3
Net cash provided by financing activities	10,482	5,587
Effects of exchange rate changes on cash and cash equivalents	141	(105)
Net increase in cash, cash equivalents and restricted cash	1,736	(933)
Cash, cash equivalents and restricted cash, beginning of period	3,128	4,061
Cash, cash equivalents and restricted cash, end of period	$4,864	$3,128
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,704	1,457
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$295	$—
Accretion of NCNV preferred stock	$—	$5,903
Issuance of NCNV in exchange for related party debt and accrued interest	$5,190	$36,918
Issuance of SAFE agreements in exchange for accrued liabilities	$3,250	$—
Unpaid deferred offering costs	$—	$120
Conversion of SAFE agreements into common stock in connection with initial public offering	$3,250	$—
Conversion of Series A preferred stock into common stock in connection with initial public offering	$3,000	$—
Conversion of debt into common stock in connection with initial public offering	$5,882	$—
Conversion of temporary redeemable preferred stock into common stock in connection with initial public offering	$65,486	$—

See accompanying notes to consolidated financial statements.

zSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

zSpace, Inc. (“zSpace” or the “Company”) was incorporated in the state of Delaware in 2006 and is headquartered in San Jose, California with wholly owned subsidiaries in China and Japan. The Company is the developer of full-service augmented reality/virtual reality (“AR/VR”) solutions built for K-12 education and career technical education. zSpace’s primary product is a mixed reality hardware device that provides an immersive, collaborative, and interactive learning experience. zSpace generates revenues via hardware sales in addition to recurring software revenue for access to zSpace interactive learning applications. The Company’s customer base includes federal, state, and local governments who are making large investments in education technology.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the assets, liabilities, results of operations and cash flows of the Company.

All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity Risk and Going Concern

For the years ended December 31, 2024 and 2023, the Company incurred net losses of $20.8 million and $13.0 million, respectively. For the years ended December 31, 2024 and 2023, the Company incurred negative cash flows from operations of $8.9 million and $6.4 million, respectively. The Company had combined cash and cash equivalents balance of $4.9 million and $3.1 million as of December 31, 2024 and 2023, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, expanding its partnerships with resellers, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and temporary redeemable preferred stock to private investors (Note 6), the proceeds of its Initial Public Offering (the “IPO”) in December 2024 and debt financing (Note 5). The Company evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the consolidated financial statements.

The consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business and does not include any adjustments to reflect the outcome of this uncertainty.

Foreign Operations

Operations outside the United States include subsidiaries in China and Japan. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes to existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

Reverse Stock Split

On December 29, 2023, the Company’s board of directors approved a 1-for-75 reverse split of shares of our common stock and Series A convertible preferred stock. The par values of the common and Series A convertible preferred stock were not adjusted as a result of the reverse stock split, nor were the outstanding shares of NCNV preferred stock. All authorized, issued and outstanding common stock and Series A convertible preferred stock and related per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split for all periods presented. The reverse stock split was effective on December 29, 2023.

Recapitalization

On December 30, 2023 the Company’s board of directors approved a series of transactions that involved the reallocation of certain ownership interests in the Company to existing investors and the extinguishment of existing outstanding related party debt (collectively, the “Recapitalization”). See Note 5 and Note 6 for further information.

Initial Public Offering

On December 6, 2024, we completed the IPO of 2.2 million shares of common stock at a price of $5.00 per share, which included 0.3 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $0.8 million and offering expenses of $2.5 million, we received net proceeds from the IPO of $7.5 million. In connection with the IPO, 4.0 million outstanding shares of preferred stock were converted into 18.7 million shares of common stock. See Note 6 (Temporary Redeemable Preferred Stock and Stockholders’ Equity) for more information.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, including standalone selling price (“SSP”) and the allocation of the transaction price, valuation of accounts receivable, valuation of inventory, valuation of debt and embedded features, valuation of the Company’s common stock and temporary redeemable preferred stock prior to the IPO, valuation allowance of deferred tax assets and liabilities, and stock-based compensation. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

Emerging Growth Company

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The Company expects to use the extended transition period for any other new or revised accounting standards during the period in which it remains an EGC.

Segment Information

The Company manages its operations and allocates resources as a single reportable segment. The Company’s chief operating decision maker is its chief executive officer who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance, and allocating resources.

Concentration of Credit Risk

The financial instruments that potentially subject the Company to concentrations of credit risk primarily consist of cash, cash equivalents, restricted cash, and accounts receivable. The Company maintains its cash, cash equivalents, and restricted cash with high-quality financial institutions with investment grade ratings. The Company may also have deposit balances with financial institutions which exceed the Federal Deposit Insurance Corporation insurance limit of $250,000. For accounts receivable, the Company is exposed to credit risk in the event of nonpayment by customers up to the amounts recorded on the consolidated balance sheets. The Company’s accounts receivable is derived from customers located both inside and outside the United States and most of the Company’s customers are educational institutions. The Company mitigates its credit risks by performing ongoing credit evaluations of the financial conditions of its customers and requires advance payment from customers in certain circumstances. The Company generally does not require collateral from its customers. For information regarding the Company’s significant customers, see Note 12.

Comprehensive Loss and Foreign Currency Translation

The reporting currency of the Company is the United States dollar. The functional currency of the Company’s Chinese subsidiary is the Chinese renminbi while the functional currency of the Company’s Japanese subsidiary is the Japanese yen. Monetary assets and liabilities denominated in currencies other than the functional currency are remeasured in the functional currency at period-end exchange rates. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income, net, in the consolidated statements of operations, and have not been material for any of the periods presented. For those subsidiaries with non-U.S. dollar functional currencies, assets and liabilities are translated into U.S. dollars at period-end exchange rates. Revenue and expenses are translated at the average exchange rates during the period. Equity transactions are translated using historical exchange rates. The resulting translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ deficit.

Cash, Cash Equivalents, and Restricted Cash

The Company considers cash on hand, deposits in banks, and investments with original maturities of three months or less, such as the Company’s money market funds, to be cash and cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheet as of December 31, 2024 and 2023, to the amounts reported on the consolidated statement of cash flows (in thousands):

	December 31,
	2024	2023
Cash	$1,329	$2,237
Cash equivalents	3,228	584
Restricted cash	307	307
Total cash, cash equivalents and restricted cash	$4,864	$3,128

The restricted cash is legally restricted to secure credit card charges incurred by the Company.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms. Expected credit losses include losses expected based on known credit issues with specific customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability. The Company updates its allowance for credit losses on a quarterly basis with changes in the allowance recognized in income from operations. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for credit losses.

After all attempts to collect accounts, receivable balances have failed, the balance is written off against the allowance for credit losses. As of December 31, 2024 and 2023, the Company reported an allowance for credit losses balance of $44,000 and $0.2 million, respectively.

Inventory

The Company’s inventory, which includes raw materials and finished goods is valued using the weighted average cost method for hardware inventory while software inventory is recorded at actual cost. The Company periodically reviews the value of items in inventory and provides write-downs or write-offs of inventory based on its assessment of market conditions. Write-downs and write-offs are charged to cost of goods sold.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation expense for property and equipment is computed using the straight-line method applied over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of their estimated useful lives or the applicable lease term, including anticipated renewals.

Upon retirement or sale of an asset, the cost and related accumulated depreciation is removed from the consolidated balance sheets and the resulting gain or loss is reflected in general and administrative expenses in the consolidated statements of operations and comprehensive loss. Maintenance and repairs are charged to operations as incurred.

Asset depreciation and amortization are computed using the following estimated useful lives:

Asset Type	Years
Lab equipment	5
Furniture and fixtures	7
Computer equipment	5

Impairment of Long-Lived Assets

The Company’s long-lived assets with finite lives consist primarily of property and equipment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There is no impairment to long-lived assets as of and for the years ending December 31, 2024 and 2023. The Company periodically reviews the remaining estimated useful lives of its long-lived assets. If the estimated useful life assumption for any asset is changed, the remaining balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.

Classification of Redeemable Preferred Stock as Temporary Equity

The Company applies the guidance in Accounting Standards Committee (“ASC”) 480, Distinguishing Liabilities from Equity “ASC 480”), to determine the classification of financial instruments issued. The Company first determines if the instruments should be classified as liabilities under this guidance based on the redemption features, if mandatorily redeemable or not, and the method of redemption, if in cash, a variable number of shares or a fixed number of shares.

If the terms provide that an instrument is mandatorily redeemable in cash, or the holder can compel a settlement in cash, or will be settled in a variable number of shares predominantly based on a fixed monetary amount, the instrument is generally classified as a liability. Instruments that are settled by issuing a fixed number of shares are generally classified as equity instruments. None of the Company’s redeemable preferred stock was accounted for as a liability as none of the above-mentioned conditions were present.

The Company’s certificate of incorporation does not provide redemption rights to the holders of the Series A preferred stock. If a liquidation event occurs, all the funds and assets of the Company available for distribution among all the stockholders shall be distributed based on a defined mechanism. Although the Series A preferred stock is not redeemable, in the event of certain “deemed liquidation events” that are not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets, or public offerings), the holders of the preferred stock would be entitled to preference amounts paid before distribution to other stockholders and hence effectively redeeming the preference amount outside of the Company’s control. In accordance with Accounting Series Release No. 268 (“ASR 268”) and ASC 480, the Company’s Series A redeemable preferred shares are classified outside of stockholders’ deficit in temporary equity as a result of these in-substance contingent redemption rights.

The Company’s certification of incorporation, as amended in August 2022, allows the holders of the newly issued non-convertible non-voting preferred shares (“NCNV preferred shares”) to redeem the shares, as the election of the majority of the holders, on or after March 15, 2023. The amended articles did not change any of the rights and privileges of the Company’s previously issued Series A preferred stock, other than providing liquidation and dividend preferences to the NCNV holders over all other stockholders. As the redemption of the NCNV preferred stock is outside of the control of the Company, in accordance with ASR 268 and ASC 480, the Company’s NCNV preferred shares were classified outside of stockholders’ deficit prior to redemption. As discussed in Note 6, the NCNV preferred shares are redeemable at the option of the majority holder with the passage of time. Therefore, the Company is accreting the carrying value of the NCNV preferred shares to its redemption value using the effective interest method.

On December 29, 2023, as part of the Recapitalization, the NCNV preferred shares were converted into NCNV 1, NCNV 2 and NCNV 3 preferred stock. In connection with the Recapitalization, the Company’s certificate of incorporation was amended in December 2023 to include various liquidation preferences to the preferred stockholders over all common stockholders.

On July 12, 2024, the Company amended its certificate of incorporation to change the issue price per share of the NCNV Preferred Stock from $1,000 to $600. The Company accounted for this amendment as an extinguishment. A new basis of accounting for the modified preferred shares resulted, which recognized the modified shares at their fair value and derecognized the old instrument’s carrying amount with the difference recorded to additional paid-in capital.

As of December 31, 2023, the Company did not adjust the carrying values of the Series A preferred stock to the deemed liquidation values of such shares because a liquidation event was not probable of occurring. Upon the completion of the IPO on December 6, 2024 and the conversion of the Series A preferred stock into common stock, no shares are outstanding of the Series A preferred stock at December 31, 2024.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Company’s planned public offering transaction. These costs were charged to stockholders’ equity (deficit) upon the completion of the transaction. In 2022, the Company incurred $1.4 million in offering costs related to a failed merger transaction. For the year ended December 31, 2023 the Company incurred an additional $0.3 million in offering costs related to the same offering. The total $1.7 million of these deferred offering costs were expensed in the year ended December 31, 2023. In addition to these costs, the Company incurred in the years ended December 31, 2024 and 2023, $2.4 million and $0.1 million, respectively, in offering costs related to a separate planned public offering, the IPO, that was completed in December 2024.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The revenue recognition guidance provides a single model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (a) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and (v) recognizing revenue as the contract’s performance obligations are satisfied. Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers. The standard also requires certain incremental costs incurred to obtain or fulfill a contract to be deferred and amortized on a systematic basis consistent with the transfer of goods or services to the customer.

The Company assesses the goods and/or services promised in each customer contract and separately identifies a performance obligation for each promise to transfer to the customer a distinct good or service. The Company then allocates the transaction price to each performance obligation in the contract using relative SSP. The Company determines standalone selling prices based on the price at which a good or service is sold separately. If the standalone selling price is not observable through historic data, the Company estimates the standalone selling price by considering the cost-plus margin approach, along with all reasonably available information, including peer-company selling information while taking into consideration market conditions and other factors, such as customer size, volume purchased, market and industry conditions, product specific factors and historical sales of the deliverables.

The Company sells proprietary augmented reality and virtual reality hardware, software, and related installation and training services to education customers. The Company has contractual agreements with customers that set forth the general terms and conditions of the relationship, including pricing of goods and services, payment terms and contract duration. Revenue is recognized when the obligation under the terms of the Company’s contract with its customer is satisfied and is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services.

The Company offers standard warranty coverage on substantially all products which provides the customer with assurance that the product will function as intended during the first year. This standard warranty coverage is accounted for as an assurance warranty and is not considered to be a separate performance obligation. Returns and repairs under the Company’s general assurance warranty of products have not been material.

Payment is generally due within 30 days of invoice issuance. The Company uses the practical expedient and does not recognize a significant financing component for payment considerations of less than one year.

Hardware: Hardware sales represent separate performance obligations, all of which are satisfied at a point in time when the hardware is delivered to the customer, which is typically FOB shipping point.

Software: Software sales consist of licenses of functional intellectual property that are satisfied at a point in time when key codes are provided to allow customers to access the software, which is the contract start date.

In transactions where the Company provides user-based based software licenses to a customer, zSpace recognizes software revenue ratably on a straight-line basis. These fees charged to its customers are recognized on a gross basis as zSpace has determined that it is the principal in the transaction. As a principal to the transaction, the Company obtains control of the third-party software licenses before control is transferred to the customer. The fees paid to third parties for software licenses are recognized as transaction expenses and recorded in cost of goods sold in the consolidated statements of operations.

Services: The Company offers installation and/or training services for its products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month. Additionally, the Company offers one-and two-year extended warranty contracts customers can purchase at their option, which are also separate performance obligations. All warranty-related performance obligations are generally fulfilled evenly throughout the contract term. Services also includes post-contract support (“PCS”) which is akin to a stand-ready performance obligation that is provided throughout the contract term. For all services related performance obligations, the Company believes that the passage of time corresponds directly to the satisfaction of the performance obligations; therefore, an output method of measuring progress based on time elapsed during the contract period is used to recognize revenue ratably on a straight-line basis.

Contract Liabilities: The Company typically bills in advance of providing goods and services, including for installation and training services, PCS, and extended warranties, resulting in contract liabilities (i.e., deferred revenue). Contract liabilities are classified as current or noncurrent based on the nature of the underlying contractual rights and obligations.

Contract Costs: The Company incurs incremental contract commission costs to obtain contracts with customers which are expected to be recoverable through the term of those contracts. The Company allocates contract costs among the underlying performance obligations to which they relate and amortizes those costs on a systematic basis consistent with the pattern of the transfer of the goods and services. Contract cost assets are typically completely amortized soon after initial recognition as the majority of the Company’s revenue on the underlying performance obligations is recognized upon delivery of the goods or services.

Cost of Goods Sold

The Company includes within cost of goods sold those costs related to the manufacture and distribution of its AR/VR products, as well as the cost to purchase third-party software. Specifically, the Company includes in cost of goods sold each of the following: material costs, labor and employee benefit costs related to the manufacture of our products, and freight and shipping costs. Costs are expensed as incurred, or as control of products is transferred, except for costs incurred to fulfill a contract, which are capitalized and amortized on a straight-line basis over the expected period of performance. The Company does not incur significant incremental costs to acquire contracts.

Research and Development

Research and development expenses primarily consist of salaries, bonus payments, benefits, travel and other related costs, including equity-based compensation expense, facility-related expenses for personnel engaged in research and development functions, and professional service fees primarily related to consulting and outsourcing services. All the Company’s research and development costs are expensed as incurred.

Selling and Marketing

The Company tracks all expenses on a departmental basis and allocates between categories of expenses as they are related. The Company includes within sales and marketing expenses labor and other costs directly related to the promotion of our products, including expenses, such as compensation for the Company’s marketing team and travel expense incurred in connection with promotion efforts. The Company does not incur any material advertising costs. Sales and marketing costs are expensed as incurred.

General and Administrative

The Company tracks all expenses on a departmental basis and allocates between categories of expenses as they are related. Our general and administrative expenses consist primarily of compensation and related costs for our finance, human resources and other administrative personnel, and include stock-based compensation, employee benefits and travel expenses. In addition, general and administrative expenses include our third-party consulting and advisory services, legal, audit, accounting services and facilities costs.

Income Taxes

The Company applies the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

The Company records a valuation allowance, when necessary, to reduce deferred tax assets to the amount expected to be realized. Estimates of the realizability of deferred tax assets, as well as the Company’s assessment of whether an established valuation allowance should be reversed, are based on projected future taxable income, the expected timing of the reversal of deferred tax liabilities, and tax planning strategies. When evaluating whether projected future taxable income will support the realization of the Company’s deferred tax assets, the Company considers both its historical financial performance and general economic conditions. In addition, the Company considers the time frame over which it would take to utilize the deferred tax assets prior to their expiration.

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the Internal Revenue Service (“IRS”) or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. Management determined there were no uncertain tax positions at December 31, 2024 and 2023 that would more likely than not be subject to tax by the taxing authorities. No examinations are currently pending.

Stock-Based Compensation

The Company has two stock incentive plans which grant incentive and nonqualified stock options to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their respective grant-date fair values. The Company estimates the fair value of stock-based payment award on the date of grant using the Black-Scholes-Merton option pricing model in accordance with ASC 718, Compensation — Stock Compensation. The model requires management to make several assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends. The Company accounts for forfeitures when they occur. The value of the portion of the award that is ultimately expected to vest is recognized in the Company’s consolidated statements of operations ratably over the requisite service periods, which is generally 4 years. No option is exercisable for more than 10 years. Share-based awards issued to non-employees are measured at the grant date and not subject to remeasurement.

Convertible and Non-Convertible Debt

The Company issued numerous convertible and non-convertible debt instruments. The Company evaluates embedded conversion and other features within its debt to determine whether any embedded features should be bifurcated from the host instrument and accounted for as a derivative at fair value, with changes in fair value recorded in the consolidated statement of operations and comprehensive loss.

The Company’s debt is carried on the consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting. Costs associated with acquiring debt are capitalized as a debt discount. The debt discount is presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability. The costs are amortized over the estimated contractual life of the related debt instrument using the effective interest method and are included in interest expense in the consolidated statements of operations.

Other Operating Expense

Other operating expense consists of legal, accounting, underwriting fees and other costs incurred that were directly related to the Company’s planned merger transaction that was terminated and an alternative transaction explored after the termination of the planned merger transaction agreement. As of December 31, 2023, the Company incurred $1.7 million in offering costs related to the planned merger transaction and the alternative transaction. Subsequent to the termination of the planned merger transaction, the Company expensed the offering costs incurred as a result of that planned transaction and recorded the costs in other operating expense within the consolidated statements of operations.

Fair Value of Financial Instruments

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and establishes the disclosure requirements regarding fair value measurements. Fair value is defined as the price that would be received in the sale of an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1 Inputs

Unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 Inputs

Inputs, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 Inputs

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities at the measurement date. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs. The Company develops these inputs based on the best information available.

The carrying amounts of cash, cash equivalents, and restricted cash, accounts receivable, accrued liabilities, and accounts payable approximate fair value due to their relatively short-term maturities and are classified as short-term assets and liabilities in the accompanying balance sheets. The following table represents the fair value hierarchy for the financial assets and liabilities held by the Company measured at fair value on a recurring basis (in thousands):

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$3,228	$—	$—	$3,228
Total financial assets	$3,228	$—	$—	$3,228

	As of December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$378	$—	$—	$378
Total financial assets	$378	$—	$—	$378

During the years ended December 31, 2024 and 2023, the Company had embedded derivatives related to its outstanding debt instruments. The embedded derivatives were determined to have an immaterial value as of December 31, 2023. With the conversion of the debt instruments into common stock in connection with the IPO on December 6, 2024, the Company will no longer need to continue to assess the fair value of the embedded derivatives at each year end.

The Company measures its debt at fair value on a nonrecurring basis. The fair value of the Company’s debt approximates book value as of December 31, 2024 and 2023, based on observable market prices for similar liabilities and categorized as Level 2. See Note 5 for further details regarding the Company’s debt.

Net Income (Loss) Per Share Available to Common Stockholders

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, temporary redeemable preferred stock, stock options, and warrants are considered to be common stock-equivalents.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”), issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal year beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The standard was effective for and adopted by the Company on January 1, 2024, and its adoption had no material impact on the Company’s consolidated financial statements other than the expanded disclosures included in Note 13 (Segment Reporting).

Accounting Pronouncements Issued, But Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups (JOBS) Act. For so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation. The JOBS Act also provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies. This provision allows an emerging growth company to delay the adoption of some accounting standards unless and until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act for the adoption of accounting standards until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

3.	REVENUE

Disaggregation of Revenue

The Company earns revenue through the sale of products and services. Product and service revenue are the disaggregation of revenue primarily used by management, as this disaggregation allows for the evaluation of market trends and certain product lines and services vary in renewing versus non-renewing nature.

The following table disaggregates revenue by recognition method for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Point in time	$36,414	$41,951
Over time	1,684	1,971
Total	$38,098	$43,922

The following table disaggregates revenue by type of products and services for the year ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Hardware	$21,991	$27,461
Software	12,857	13,229
Services	3,250	3,232
Total	$38,098	$43,922

The following table disaggregates revenue by geographic area for the year ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
United States	$33,496	$38,715
International	4,602	5,207
Total	$38,098	$43,922

China made up $0.9 million and $2.8 million of international sales for the years ended December 31, 2024 and 2023, respectively.

The amount of deferred revenue as of December 31, 2024 and December 31, 2023 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations. Because a majority of the Company’s performance obligations are satisfied at a point in time soon after the contract is formed or within one year after the contract is formed, revenue recognized in the following year related to remaining performance obligations is expected to equal deferred revenue, current portion at the beginning of the year.

As of December 31, 2024 and of December 31, 2023, the Company has $3.6 million and $3.0 million in deferred revenue. As of December 31, 2024 approximately $3.3 million of the balance is expected to be earned within the next 12 months, with $0.2 million to be earned within the next 13 to 24 months and $0.1 million to be earned within the next 25 to 60 months.

As of December 31, 2023, approximately $2.7 million was expected to be earned within the next 12 months, with $0.3 million to be earned within the next 13 to 24 months.

As of December 31, 2024 and December 31, 2023, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory, net

As of December 31, 2024 and 2023, inventory, net of reserve consisted of the following (in thousands):

	December 31,	December 31,
	2024	2023
Finished goods	$2,935	$3,266
Raw materials	303	269
Total inventory	$3,238	$3,535

The Company writes down inventory for obsolete inventory items and when the net realizable value of inventory items is less than their carrying value. The Company wrote down inventory of $0.4 million and $0.9 million during the years ended December 31, 2024 and 2023, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Advances to suppliers	$670	$797
Deferred software costs	471	382
Prepaid operating expense	1,093	796
Total prepaid expenses and other current assets	$2,233	$1,975

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Accrued purchases	$685	$4,361
Accrued compensation	2,074	2,315
Other current liabilities	2,606	2,553
Total accrued expenses and other current liabilities	$5,365	$9,229

5.	DEBT AND RELATED PARTY DEBT

As of December 31, 2024 and 2023, debt and related party debt is comprised of the following (in thousands):

	December 31,	December 31,
	2024	2023
Short-term debt:
Fiza Investments Limited Loans, convertible debt	$—	$5,000
Other current debt:
Fiza Investments Limited Loans, term debt	2,202	4,189
Other term loans	3,562	2,828
Total other current debt	5,764	7,017
Total short-term debt	$5,764	$12,017
Noncurrent related party debt:
Kuwait Investment Authority Debt	$—	$5,000
Total noncurrent related party debt	$—	$5,000
Other noncurrent debt:
Other term loans	$9,780	$4,949
Less: debt issuance costs	(27)	(68)
Less: current portion	(3,562)	(2,828)
Total other noncurrent debt	$6,191	$2,053

As of December 31, 2024, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2025	$5,764
2026	6,218
Total	$11,982

The following provides a summary of the Company’s convertible debt instruments as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Convertible debt:
Kuwait Investment Authority Debt	$—	$5,000
Fiza Investments Limited Loan	—	5,000
Total Convertible debt	$—	$10,000

Debt discount and issuance costs incurred on convertible debt instruments were either eliminated through restructuring or extinguishment accounting or were considered immaterial and expensed when incurred for the years ended December 31, 2024 and 2023.

As a result of the May 2022 troubled debt restructurings, which are described in further detail below, the maximum future cash flows of certain of the Company’s convertible debt instruments was less than the carrying amount of the debt at the time of restructuring. As a result of accounting for the troubled debt restructuring, contractual interest expense was greater than the corresponding amount recorded in the consolidated statements of operations for convertible debt instruments for the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, respectively, $0.1 million and $3.8 million less interest expense was recorded in the consolidated statements of operations than contractual interest requirements.

bSpace Investments Limited Loan

In May 2019, the Company entered into a loan and security agreement with a related party, bSpace Investments Limited (“bSpace”). bSpace is affiliated with the Company’s controlling financial interest holder, Gulf Islamic Investments, LLC (“GII”). The loan and security agreement included an initial term loan of $25.0 million (the “Tranche 1 loan”), and a second tranche commitment of $5.0 million. The loan had a stated interest rate of 11.0% and an additional 2.0% per year advisory fee. Interest and fees were due quarterly, and the principal balance was due at maturity, originally November 2020. The Company granted bSpace a first-priority perfected security interest in all of the Company’s collateral, including, but not limited to, all Intellectual Property. The loan was voluntarily prepayable at any time, with an interest make-whole due if the loan was prepaid within one year of issuance. Upon an event of default, the loan was immediately due and payable. Amendments during 2020 added more tranches to the debt and modified the repayment terms. Throughout 2020, the Company borrowed an additional $3.5 million under various loan commitments and amendments to the loan and security agreement (“LSA”). In April and June 2021, the Company borrowed an additional $3.0 million, under the existing terms of the Company’s loan and security agreement with bSpace.

On February 26, 2020, the Company and bSpace amended the terms and conditions of the LSA, applicable to all draws, including the Tranche 3 loan discussed below. In connection with the amendment all loans became due on November 6, 2020. The amendment also added a Change of Control provision. Upon the occurrence of a Change of Control, the loan will become immediately due and payable, including any make-whole amount, along with a premium of $0.1 million plus 1.9095% of the proceeds to the Company from the Change of Control.

Additionally, on February 26, 2020, the Company drew an additional $1.0 million and amended the terms of $2.0 million of the Tranche 2 draws, collectively referred to as the Tranche 3 loan. The Tranche 3 loan had a stated interest rate of 5.5% and an additional 2.0% per year advisory fee. Interest and fees were due quarterly, and the principal balance was due at maturity, originally November 2020. The Company accounted for the February 26, 2020 modification as a troubled debt restructuring. The Company did not recognize any gain on the restructuring of the loan as the undiscounted future cash flows of the loan exceeded the carrying amount.

In April 2020, the Company and bSpace amended the loan to allow for the incurrence of the Paycheck Protection Program loans (“PPP Loans”), discussed below. The Company did not pay the holder any consideration in exchange for the modification and there is no accounting impact from this change. In November 2020, the Company and bSpace amended the loan to extend the maturity date from November 6, 2020 to December 15, 2020. The Company did not pay

the holder any consideration in exchange for the modification. The Company accounted for the November 2020 modification as a troubled debt restructuring. The Company did not recognize any gain on the restructuring of the loan as the undiscounted future cash flows of the loan exceeded the carrying amount.

In December 2020, the Company and bSpace amended the loan for all tranches to (1) extend the maturity date to December 31, 2022; (2) add a repayment premium of 150.0% due under all repayment scenarios; (3) add a Tranche 4 loan commitment of $3.0 million dollars; (4) change the repayment terms such that all principal, interest, fees and the repayment premium are due at maturity; (5) add a redemption option upon the occurrence a qualified public offering or equity financing; (6) add a conversion option; and (7) remove the premium associated with the Change of Control embedded derivative.

In April and June 2021, the Company drew the $3.0 million Tranche 4 loans under the same terms and conditions as existed during the December 2020 modification.

In September 2021, the Company and bSpace amended the loan in connection with the Revolving Line-of-Credit. The amendment subordinated the loan to the Revolving Line-of-Credit and extended the maturity date of the loan to February 2024. The Company did not pay the holder any consideration in exchange for the modification. The Company accounted for the September 2021 modification as a troubled debt restructuring. The Company did not recognize any gain on the restructuring of the loan as the undiscounted future cash flows of the loan exceeded the carrying amount.

As of December 31, 2021, the conversion feature within the loan included a contingent beneficial conversion feature, subject to the establishment of the Company’s next round preferred stock. As of January 1, 2022, upon the Company’s adoption of ASU 2020-06 the Company stopped assessing the contingent beneficial conversion feature for recognition in the Company’s consolidated financial statements.

As of December 31, 2021, the bSpace loan is redeemable upon the occurrence of a qualified public offering or equity financing and is convertible upon a non-qualified public offering or other equity financing. Upon the occurrence of a qualified public offering the loan will automatically convert into shares of the Company at the original issue price of the listing. Upon the occurrence of a non-qualified public offering or other equity financing, bSpace has the option to convert the note into shares of the Company issued in the event at the issuance price. bSpace has the option to convert the loan into a next round of preferred stock at a conversion price equal to the greater of (1) $110.0 million or (b) 4x the Company’s trailing 12-month revenue divided by the sum of (1) the total number of shares of Common Stock outstanding and (2) shares of Common Stock reserved for issuance pursuant to a stock option plan, restricted stock plan, or other stock.

On May 16, 2022, contemporaneously with the execution of the Merger Agreement, the Company and bSpace entered into an Amendment and Conversion Agreement (bSpace Conversion Agreement). The terms of the bSpace loan were amended to: (a) agree that $90.5 million is due to bSpace, including the repayment premium and accrued interest through March 15, 2023; (b) the interest rate on the loan will reduce to 5% from January 1, 2023 to March 15, 2023; (c) $59.0 million of the Company’s indebtedness would convert into 58,972 shares of the new NCNV preferred stock no more than 90 days from the date of agreement; (d) $11.5 million of the Company’s indebtedness would convert into 11,500 shares of the new NCNV preferred stock immediately prior to the closing of the merger; and (e) approximately $20.0 million owed to bSpace will be retired in conjunction with a purchase of 1,970,443 shares of EdtechX by bSpace (the Exchange Feature) pursuant to a private placement to occur in connection with the consummation of the merger (the “PIPE Investment”).

The Company accounted for the bSpace Conversion Agreement as a troubled debt restructuring due to the difference between the fair value of the 58,972 shares of NCNV preferred stock issued in exchange for $59.0 million of the Company’s indebtedness. The Company did not recognize any gain on the restructuring of the loan as the undiscounted maximum future cash flows of the loan exceeded the remaining carrying amount. The Company considered the potential conversions of the bSpace loan in connection with the closing of the merger and the PIPE Investment to be contingent payments. The impact of the conversion is excluded from the determination of the maximum future cash flows of the loan. On June 21, 2023 the EdtechX merger agreement was terminated. As a result, no conversions contingent upon the EdtechX merger will occur.

In August 2022, upon the authorization of the NCNV preferred stock, the Company issued 58,972 shares of NCNV preferred stock to bSpace in exchange for the forgiveness of $59.0 million of the Company’s indebtedness, as proscribed by the bSpace Conversion Agreement. The Company reduced the carrying amount of the bSpace debt, including accrued interest, by $45.1 million, which represented the fair value of the NCNV preferred stock on the date of the bSpace Conversion Agreement. Refer to Note 6 for detailed information pertaining to the rights and privileges of the NCNV preferred stock.

On December 30, 2023, the Company entered into a loan termination agreement with bSpace under which all amounts outstanding under the LSA, plus unearned interest calculated post the maturity date through July 31, 2024 of $1.5 million, were exchanged for 36,918 shares of newly created New NCNV Preferred Stock 3. The termination agreement relieved the Company of any further obligations under the LSA.

Kuwait Investment Authority Loan

In February 2019, the Company entered into a $5.0 million promissory note with Kuwait Investment Authority (“KIA”) a principal shareholder. The note accrued interest at 2.8% per year and was due on-demand at any point in time after December 31, 2020. Principal and interest were due at maturity and would be accelerated upon an event of default or a change in control. The Company would grant KIA a warrant in the event of certain dilutive issuances. The Company evaluated the loan for embedded derivatives that require bifurcation and separate accounting and noted that there were none.

In December 2020, the Company and KIA amended the note to (1) extend the earliest put date to December 31, 2022; (2) remove the change of control redemption and anti-dilution features; (3) add a repayment premium of 150.0%; (4) add a redemption option upon the occurrence of a qualified public offering or equity financing; (5) add a conversion option, and (6) execute a subordination agreement, eliminating any uncertainty that the KIA loan was subordinate to the bSpace loan. Upon the occurrence of a qualified public offering the loan will automatically convert into shares of the Company at the original issue price of the listing. Upon the occurrence of a non-qualified public offering or other equity financing, the note will convert into shares of the Company issued in the event at the issuance price, should bSpace elect to convert its loan. Additionally, the note may convert into a next round of preferred stock at a conversion price equal to the greater of (1) $110.0 million or (b) 4x the Company’s trailing 12-month revenue divided by the sum of (1) the total number of shares of Common Stock outstanding, and (2) shares of Common Stock reserved for issuance pursuant to a stock option plan, restricted stock plan, or other stock. The note will convert, should bSpace elect to convert its loan. The Company accounted for the December 2020 modification as an extinguishment of the existing loan and execution of a new loan. As a result, the Company recorded a loss from extinguishment of debt of $6.2 million, which was included in loss on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2020. In connection with the modification, the Company granted KIA a warrant to purchase shares of common stock. The warrants had a fair value of $0.4 million at issuance, which the Company recorded as part of the loss on extinguishment of debt. All issued warrants expired December 31, 2020.

In September 2021, the Company and KIA amended the loan in connection with the Revolving Line of Credit. The amendment further subordinated the loan to the Revolving Line of Credit and extended the maturity date of the loan to February 2024. The Company did not pay the holder any consideration in exchange for the modification. The Company accounted for the September 2021 modification as a troubled debt restructuring. The Company did not recognize any gain on the restructuring of the loan as the undiscounted future cash flows of the loan exceeded the carrying amount.

As of December 31, 2021, gross principal amounts due under the KIA loan, including the repayment premium, were $12.5 million and interest accrued on the KIA loan at 2.75% per annum.

As of December 31, 2021, the loan contained a contingent beneficial conversion feature, subject to the establishment of the Company’s next round preferred stock. As of January 1, 2022, upon the Company’s adoption of ASU 2020-06 the Company stopped assessing the contingent beneficial conversion feature for recognition in the Company’s consolidated financial statements.

On May 16, 2022, contemporaneously with the execution of the EdtechX Merger Agreement, the Company and KIA entered into an Amendment and Conversion Agreement (“KIA Conversion Agreement”). The terms of the KIA loan were amended to provide that: (a) $8.1 million of the Company’s indebtedness would convert into 8,062 shares of the new NCNV preferred stock no more than 90 days from the date of agreement and (b) approximately $5.0 million of the Company’s indebtedness will be retired in conjunction with a purchase of 492,610 shares of EdtechX by KIA pursuant to a private placement to occur in connection with the consummation of a private investment in a public entity (“PIPE”).

The Company accounted for the KIA Conversion Agreement as a troubled debt restructuring due to the difference between the fair value of the 8,062 shares of NCNV preferred stock issued in exchange for $8.1 million of the Company’s indebtedness. Upon the execution of the KIA conversion agreement, the Company stopped accruing interest on the loan since the maximum undiscounted amount of the future cash flows exceeded the carrying amount of the loan. In August 2022 the Company completed the authorization of the NCNV preferred stock, exchanged $8.1 million of the loan for 8,062 shares of NCNV preferred stock, and recorded a restructuring gain of $0.8 million. The restructuring gain was calculated as the difference between the maximum undiscounted amount of future cash flows, including the fair value of 8,062 shares of NCNV preferred stock, and the carrying amount of the KIA loan. The Company considered the potential conversion of the KIA loan in connection with the merger to be a contingent payment. The impact of the conversion was excluded from the determination of the restructuring gain, as its inclusion could result in the recognition of a restructuring gain based on events that were not certain to occur. On June 21, 2023, the EdtechX merger agreement was terminated. As a result, no conversions contingent upon the EdtechX merger will occur. Refer to Note 6 for detailed information pertaining to the rights and privileges of the NCNV preferred stock. The effective interest rate of the KIA loan was 4.9% in 2022 until interest accruals were ceased upon the execution of the KIA conversion agreement, as described above. As of December 31, 2023, the gross principal amount due on the loan was $5.0 million.

In January 2024, the Company entered into a loan termination agreement (similar to bSpace as described above) under which all remaining amounts outstanding under the KIA loan, plus unearned interest calculated post the maturity date through July 31, 2024 of $0.1 million, were redeemed for 5,752 shares of newly created NCNV Preferred Stock 2 as described in Note 6. Refer to Note 6 for details regarding the rights and privileges of the NCNV preferred stock series. The January 2024 conversion agreement relieved the Company of any further obligations under the KIA loan.

Revolving Line of Credit

In September 2021, the Company entered into a Revolving Line-of-Credit with a financial institution which provided financing through a revolving line of up to the lesser of $10.0 million or the Borrowing Base. The Revolving Line of Credit was made available through September 8, 2023 and outstanding balances incurred interest at the greater of (i) 3.5% above the Prime Rate and (ii) 6.5%. The Borrowing Base was defined as 85.0% of eligible accounts receivable, plus the lesser of $3.5 million or 50.0% of eligible inventory, plus 450% of annual monthly recurring revenue, less reserves deemed appropriate and at the discretion of the financial institution. The Revolving Line of Credit incurred an unused commitment fee of 0.3% per year of the difference between the revolving line and the average outstanding principal balance during the applicable month.

In February 2023, the Company fully paid off the outstanding balance of the Revolving Line of Credit and the agreement was terminated.

Fiza Investments Limited Loan

September 2022 Convertible Debt

In September 2022, the Company entered into a short form loan agreement with Fiza Investments Limited (“Fiza”) and received $2.5 million to help the Company meet immediate working capital requirements (“Tranche I Loan”). In November 2022, the Convertible Loan and Security Agreement (“Convertible LSA”) was executed and provided for loans up to $5.0 million and received the remaining $2.5 million (“Tranche II loans”). The Company determined that the lender did not grant a concession upon signing the Convertible LSA and therefore concluded the modification was not a troubled debt restructuring. The Company accounted for the November 2022 modification as an extinguishment of the existing loan and execution of a new loan.

The loan requires mandatory prepayment upon (1) an event of default; (2) any listing of the Company’s securities; or (3) a change of control. The convertible debt lender has the right, in its sole discretion, to convert the loan (1) in the event of a public offering into the securities issued in such offering; (2) in the case of an equity financing, into new preferred stock on the same terms of the equity offering or (3) at any time into the Company’s most senior round of preferred stock at a formulaic conversion price. On July 11, 2024, an amendment to the loan was executed whereby the lender waived the events of default occurring under the loan, the maturity date of the loan was extended to July 31, 2026, and the requirement for a mandatory prepayment in the event of a public offering was removed.  On November 7, 2024, a further amendment to the loan modified the definition of a qualified public offering to reduce the gross proceeds to the Company resulting from such offering to $8.75 million.

With the completion of the IPO on December 6, 2024, the outstanding balance of $5.0 million is no longer convertible into zSpace common stock. The principal balance and accrued interest are due on July 31, 2026. As of December 31, 2024, gross principal amounts due on the convertible loan were $5.0 million and have been classified as non-current other term loans on the balance sheet.

Term Debt

On May 29, 2023, the Company entered into a short form loan agreement with Fiza for an additional $3.0 million (“Tranche III Loan”). No terms of Tranche I Loan or Tranche II Loan were changed as a result of the May 2023 agreement. The Company accounted for the May 2023 agreement as a modification of the loans. The prior loans had no discounts or premiums to account for, and no gains or losses will be recognized on the restructuring. There were no material lender or third-party costs paid in connection with the Tranche III Loan.

On November 20, 2023, the Company entered into a short form loan agreement with Fiza for an additional $1.3 million (“Tranche IV Loan”). No terms of the Tranche I, II, or III Loans were changed as a result of the November 2023 agreement. There were no material lender or third-party costs paid in connection with the Tranche IV Loan. The Company accounted for the November 2023 agreement as a modification of the existing loans. The prior loans had no discounts or premiums to account for, and no gains or losses will be recognized.

On July 11, 2024, the Company and its lender executed a definitive agreement, which combined Tranche III Loan and Tranche IV Loan and extended the maturity date to 24 months from the loan disbursement date. The loan will be repaid in monthly installments, unless accelerated due to an event of default or change in control. The Tranche III Loan and the Tranche IV Loan bears an interest rate of 25% on the amount of outstanding principal.

March 2024 Convertible Debt

In March 2024, the Company entered into a loan for an additional $5.0 million from Fiza Investments Limited (“Tranche V Loan”). No terms of the Tranche I, II, III, or IV loans were changed as a result of the March 2024 agreement. The loan had an annual interest rate of 20% that is accrued daily, compounded annually, and was payable on the maturity date. There were no material lender or third-party costs incurred in connection with the Tranche V Loan. The Company accounted for the March 2024 agreement as a modification of the existing loans. The loan was set to mature on March 11, 2026. Upon the IPO, the loan was automatically converted for shares of common stock at a price per share equal to the lesser of (i) 85% of the original issue price of the listing (100% of the original issue price, if the event occurs after December 31, 2024) or (ii) an assumed price per share of the stock, using a $250 million valuation for the Company. If the debt has not otherwise been redeemed prior to the maturity date, the holder has the option to convert the loan into shares of the Company at an assumed price per share, using a $150 million valuation for the Company. In connection with the Company’s IPO on December 6, 2024, the March 2024 convertible debt was converted into 1,176,471 shares of common stock. No amount of the March 2024 convertible debt was outstanding as of December 31, 2024.

Other Term Loans

In January 2023, the Company signed term loan agreements to borrow $4.0 million (“Term Loan 1”) and $2.5 million (“Term Loan 2”) at interest rates of 13.0% and 34.0% per year, respectively. Term Loan 1 will be repaid in monthly installments through February 2026, and the Term Loan 2 will be repaid in monthly installments through September 2024. The loans are secured by the Company’s assets.

In April 2023, the Company signed an additional agreement to borrow $0.7 million (“Term Loan 3”) at an interest rate of 18.0% per year. Term Loan 3 is secured with the Company’s assets and expected proceeds from Employee Retention Tax Credits (“ERTC”). The loan will mature by April 17, 2026, but it must be repaid upon receipt of the ERTC in an amount sufficient to fully repay the loan. No terms of the Term Loan 1 or Term Loan 2 were changed as a result of the April 2023 agreement. The Company determined that the lender did not grant a concession upon signing the Term Loan 3 agreement and accounted for the April 2023 agreement as a modification of the loans. The modification does not change the accounting for the prior loans, and no gains or losses were recognized on the restructuring.

In May and June 2024, the Company entered into additional loan agreements to borrow a total of $3.5 million secured by certain assets. In May, the loans totaled $2.0 million (Term Loans 4, 5, and 6) at an annual interest rate of 17.0%. The June loan was for $1.5 million (Term Loan 7) and has an annual interest rate of 18.0%. The interest on the loans is subject to adjustment for default and will include a premium upon prepayment. The loans have periodic principal and interest payments of 24 equal monthly payments beginning in June and July 2024.

The outstanding balance of other term loans as of December 31, 2024 and 2023 is $4.8 million and $4.9 million, respectively. The effective interest rates of Term Loan 1, Term Loan 2, Term Loan 3, Term Loan 4, Term Loan 5, Term Loan 6, and Term Loan 7 are 14.2%, 38.2%, 20.1%, 17.8%, 17.8%, 17.8%, and 18.8%, respectively.

SAFE Agreements

During July 2024, the Company entered into multiple Simple Agreement for Future Equity (“SAFE”) agreements with three suppliers in exchange for a reduction of liabilities to such suppliers in the amount of $3.3 million. In connection with the IPO on December 6, 2024, the $3.3 million of Safe Agreements were exchanged for 650,029 shares of common stock.

6.	TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has reserved shares of common stock for issuance as follows as of the periods indicated:

	December 31,	December 31,
	2024	2023
Conversion of outstanding shares of Series A Preferred Stock	—	3,874,946
Conversion of outstanding shares of NCNV Preferred Stock 1 and 3	—	103,952
Warrants	93,750	—
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	5,984,204	948,464
Shares available for future issuance under the 2024 Equity Incentive Plan	2,708,175	7,795,733
Shares authorized and available for future issuance	68,364,493	436,161
Total reserved shares of common stock	77,150,622	13,159,256

On December 6, 2024, we completed an initial public offering (the “IPO”) of 2.2 million shares of common stock at a price of $5.00 per share, which included 0.3 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $0.8 million and offering expenses of $2.6 million, we received net proceeds from the IPO of $7.5 million. In connection with the IPO, 4.0 million outstanding shares of preferred stock were converted into 18.7 million shares of common stock. See Note 1 (Description of Business and Basis of Presentation) for more information.

Preferred Stock

As of December 31, 2024, the Company was authorized to issue 5,000,000 shares of preferred stock with no shares of preferred stock designated or outstanding. As of December 31, 2023, the Company was authorized to issue 4,014,946 shares of preferred stock with a par value of $0.00001 per share, of which 3,874,946 shares were designated as Series A preferred stock and 140,000 shares were designated as NCNV preferred shares. Activity for both the Series A and NCNV preferred stock for the years ended December 31, 2024 and 2023 was as follows (in thousands, except share data):

	Series A Preferred Stock		NCNV Preferred Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2022:	3,874,946	$3,000	67,034	$61,131
Accretion of NCNV preferred stock	—	—	—	5,903
Cancellation of NCNV preferred stock	—	—	(67,034)	(67,034)
Balance at December 31, 2023:	3,874,946	$3,000	—	$—
Conversion of Series A Temporary Preferred Stock into common stock	(3,874,946)	(3,000)	—	—
Balance at December 31, 2024:	—	$—	—	$—

As part of the Recapitalization and discussed below, shares of NCNV 1 and NCNV 3 preferred stock were issued in December 2023. No amounts of NCNV 1, NCNV 2, or NCNV 3 preferred stock were previously outstanding.

	NCNV Preferred		NCNV Preferred		NCNV Preferred
	Stock 1		Stock 2		Stock 3
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022:	—	$—	—	$—	—	$—
Conversion of NCNV Preferred Stock 1 for NCNV Preferred Stock 1	67,034	67,034
Exchange of NCNV Preferred Stock 1 for NCNV Preferred Stock 3	(11,722)	(11,722)			11,722	11,722
Issuance of Preferred Stock in exchange for Debt Forgiveness	—	—			36,918	36,918
Balance at December 31, 2023:	55,312	$55,312	—	$—	48,640	$48,640
Cancellation of NCNV 1 Preferred Stock	(562)	(562)	—	—	—	—
Issuance of NCNV 2 Preferred Stock in exchange for Debt Forgiveness	—	—	5,752	5,752	—	—
Reduction of the original issue price from $1,000 to $600 per share	—	(21,900)	—	(2,301)	—	(19,455)
Conversion of NCNV 1, 2 and 3 Preferred Stock into common stock	(54,750)	(32,850)	(5,752)	(3,451)	(48,640)	(29,185)
Balance at December 31, 2024:	—	$—	—	$—	—	$—

Warrants

In connection with the IPO, the Company issued to the underwriter warrants to purchase 93,750 shares of common stock at an exercise price of $7.50 per share. The warrants expire five years after the IPO in December 2029. The Company used the Black-Scholes method to determine the fair value of the warrants at the time of issuance to the underwriter and determined the warrants meet the requirements under ASC 718 to be classified as equity. The fair market value of the warrants were valued at $0.2 million at the time of issuance in December 2024.

Series A Preferred Stock

The Series A preferred stock had the following rights and privileges until all outstanding shares of the Series A preferred stock were converted into 3,874,946 shares of common stock as part of the Company’s IPO on December 6, 2024:

Dividend Rights

The holders of the Series A preferred stock are entitled to receive dividends at the rate of 11% per annum of the purchase price per share. The dividends accrued on a daily basis whether or not they are declared by the Board of

Directors. No dividends were declared by the Board of Directors. Therefore, while the dividends were accruing on a daily basis, the Company had not recorded this as a liability on the Company’s consolidated balance sheets.

Redemption Rights (Liquidation)

In the event of certain capital transactions deemed to be a liquidation transaction, the holders of the Series A preferred stock were entitled to a per share liquidation preference, plus any declared but unpaid dividends on such shares, prior to distributions to any class of common stockholders. The liquidation preference for the Series A preferred stock as of December 31, 2023 was $4.0 million.

Conversion Rights

Each share of Series A preferred stock could be voluntarily converted into shares of common stock at any time. All outstanding shares of Series A preferred stock automatically converted into common stock upon the closing of the IPO by dividing the original issue price, as adjusted for dividends, by the conversion price. The initial Series A preferred conversion price was $0.7744515 per share. The conversion price was subject to adjustment upon issuances of additional shares of common stock if the consideration paid per common share is less than the conversion price in effect immediately prior to the issuance of additional shares.

Voting Rights

Holders of the Series A preferred stock were entitled to cast the number of votes equal to 100 times the number of shares of common stock into which the shares of Series A preferred stock could be converted. Common stockholders are entitled to one vote for each share of common stock held.

NCNV Preferred Stock

On August 12, 2022, the Company issued 67,034 shares of NCNV preferred stock. The Company issued the NCNV preferred stock in exchange for $67.0 million of outstanding debt with GII and KIA, as more fully described above in Note 5. The NCNV preferred stock are not convertible into any class of common stock and do not entitle the holder to vote on any matters pertaining to the Company. The Company classifies the NCNV preferred stock outside of stockholders’ deficit in temporary equity, as the NCNV preferred stock are redeemable at the option of the majority holder on or after March 15, 2023. The Company accreted the carrying value of the NCNV preferred stock to its redemption value using the effective interest method from August 12, 2022, the date of issuance, through March 15, 2023, the earliest redemption date. For the year ended December 31, 2023, the Company recorded $5.9 million for the accretion of the NCNV preferred stock, as a reduction to additional paid-in capital.

On December 29, 2023, as part of the Recapitalization, (i) the Company became authorized to issue 140,000 shares of new series of NCNV preferred stock; NCNV 1, NCNV 2 and NCNV 3 (“New NCNV Preferred Stock”). The original 67,034 shares of NCNV preferred stock (“Original NCNV preferred stock”) were exchanged into 67,034 shares of NCNV 1 preferred stock, (ii) 11,722 shares of NCNV 1 preferred stock was converted into NCNV 3 preferred stock and (iii) 36,918 shares of NCNV 3 preferred stock was issued in exchange for all the outstanding debt from bSpace as described in Note 5.  On January 11, 2024, as part of the same Recapitalization, 562 shares of NCNV 1 preferred stock were converted into NCNV 2 preferred stock and 5,752 shares of NCNV 2 preferred stock were issued in exchange for all the outstanding debt from KIA as described in Note 5.

The New NCNV Preferred Stock had liquidation preference to the Series A Preferred Stock and Common Stock. Immediately prior to the closing of the IPO, all of the outstanding New NCNV Preferred Stock automatically converted into Common Stock. Such converted New NCNV Preferred Stock were retired and cancelled and may not be reissued as shares of such series.

The New NCNV Preferred Stock had the following rights and privileges until it was converted into 13,097,040 shares of common stock as part of the Company’s IPO on December 6, 2024:

Dividend Rights

The holders of the New NCNV Preferred Stock were entitled to receive dividends at the rate of 5% of the issue price per share of $1,000, prior to payment of dividends to the holders of Series A preferred stock, if declared by the Board of Directors. The dividends are non-cumulative.  On July 12, 2024, the Company amended its certificate of incorporation to change the issue price per share of the NCNV Preferred Stock from $1,000 to $600. As of December 31, 2023 and through December 6, 2024, no dividends had been declared by the Board of Directors.

Conversion Rights

New NCNV Preferred Stock were non-convertible other than the automatic mandatory conversion provision described above.

Voting Rights

New NCNV Preferred Stock were non-voting.

In addition to the New NCNV Preferred Stock rights and privileges, the Original NCNV preferred stock had the following rights:

Redemption Rights

At any time on or after March 15, 2023, the majority holders of NCNV preferred stock could request redemption at the issue price per share of $600 per share, plus all declared but unpaid dividends.

7.	STOCK BASED COMPENSATION EXPENSE

Equity incentive plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan allowed a specific Committee, or the Board of Directors, to grant incentive stock options to employees, and nonqualified stock options and other stock awards to employees, officers, directors, and consultants. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements and is generally over a four-year period. Awards generally expire 10 years from the date of grant.

The Company later adopted an additional equity incentive plan in 2017 (the “2017 Plan”). The 2017 Plan allows a specific Committee, or the Board of Directors, to grant incentive stock options to employees, and nonqualified stock options and other stock awards to employees, officers, directors, and consultants. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements and is generally over a four-year period. Awards generally expire 10 years from the date of grant.

Since the inception of both the 2007 and 2017 Plans, the Company’s Board and its stockholders have voted to increase the shares of common stock reserved under the plans on several occasions.

In December 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Stock Plan”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements. Awards generally expire 10 years from the date of grant.

As of December 31, 2024, the maximum number of shares available for issuance to participants pursuant to awards under the 2024 Plan is 2,708,175. The shares available for issuance under the 2024 Stock Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. As of December 31, 2024, there were no shares of our common stock subject to outstanding awards under the 2024 Plan.

As of December 31, 2024, 8,692,379 shares were authorized under the 2007, 2017 and 2024 Stock Plans. Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. Since December 6, 2024, we have not granted and do not intend to grant any further awards under the 2007 and 2017 Stock Plans.

Determination of fair value of stock options

As of December 31, 2024 and 2023, the Company had approximately 6.0 million and 0.9 million options outstanding, respectively, under the Plans. As of December 31, 2024 and 2023, all options outstanding were granted solely with time-based vesting requirements.

The fair value of the stock options granted during the year ended December 31, 2024 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

December 31,
2024
Dividend yield	—
Expected term	5.0 - 6.1 years
Risk-free interest rates	1.0% - 4.5%
Expected volatility	54.9% - 66.4%

Dividend Yield — The dividend yield is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

Expected Term — The expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company determines the expected term using the simplified method as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options, including the date provided for completion of the performance condition event.

Expected Volatility — Because the Company does not have any trading history of its common stock, the expected volatility is derived from the average historical stock volatilities of several unrelated public companies within the Company’s industry that the Company considers to be comparable to its business over a period equivalent to the expected term of the stock option grants.

Fair Value of Common Stock — Given the absence of a public trading market, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to: (i) independent third-party valuations of common stock; (ii) the prices for the Company’s redeemable temporary redeemable preferred stock sold to outside investors; (iii) the rights and preferences of redeemable temporary redeemable preferred stock relative to common stock; (iv) the lack of marketability of its common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.

A summary of the Company’s stock option plan and the changes during the year ended December 31, 2024 and 2023, are presented below:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Remaining	Aggregate
	Outstanding	Exercise	Grant Date	Contractual	Intrinsic
	Options	Price	Fair Value	Years	Value
Balance, January 1, 2023	8,512,225	$3.75		9.58
Forfeited
Solely Time-based Vesting	(17,506)
Performance Conditioned Vesting	(7,533,334)	3.00
Total Options Forfeited	(7,550,840)	3.00
Expired	(6,510)	49.83
Exercised	(6,411)	0.53
Balance, December 31, 2023	948,464	$6.20		7.25
Vested and Exercisable, December 31, 2023	937,592	$6.26		7.24
Vested and Expected to Vest, December 31, 2023	948,464	$6.20		7.25
Granted	5,059,228	2.57	$1.50
Forfeited	(6,769)	2.57
Expired	(1,878)	348.07
Exercised	(14,841)	2.29		—
Balance, December 31, 2024	5,984,204	$3.04		8.00	$81,519,660
Vested and Exercisable, December 31, 2024	5,554,326	$3.07		7.91	$75,783,094
Vested and Expected to Vest, December 31, 2024	5,984,204	$3.04		8.00	$81,519,660

Stock-based compensation included in the consolidated statements of operations for the year ended December 31, 2024 and 2023, are presented below:

	Year Ended December 31,
	2024	2023
Cost of goods sold	$130	$—
Research and development	802	—
Sales and marketing	2,808	1
General and administrative	3,995	—
Total stock-based compensation expense	$7,735	$1

As of December 31, 2024, total unrecognized stock-based compensation cost was approximately $0.4 million which is expected to be recognized on a straight-line basis over a weighted average period of 0.9 years. The intrinsic value of stock options exercised during the year was $41 thousand.

September 2022 Stock Option Issuance

In September 2022, in accordance with the 2017 Plan, the Company awarded 7,533,334 stock options, of which 210,107 stock options were awarded to recently hired employees and 7,323,227 stock options were awarded to other employees, at an exercise price of $3.00 per share. All of these options are subject to time-based and performance conditioned vesting requirements. The performance condition for both sets of options assumes that a reverse recapitalization (“Liquidity Event”) is consummated prior to the time service with the Company terminates. No options vest if the performance condition is not met. As of December 31, 2022, the Company concluded that the events surrounding the occurrence of the Liquidity Event performance condition were not entirely in its control and that it cannot conclude if any of the stock options will vest. Therefore, the Company concluded that it is not probable that the performance condition will be met, and as of December 31, 2022, the Company has not recognized any expense related to the granting of these options. On June 21, 2023, the reverse capitalization merger transaction (the Liquidity Event performance condition) was terminated by the other party to the transaction. As a result, per the terms of the option agreement the performance conditioned options terminated.

March 2024 Stock Option Issuance

In March 2024, the Company granted employees and members of the Board of Directors stock options to purchase a total of 5,028,756 shares of common stock. The stock options have varying vesting periods ranging from immediate at time of the grant to three years from grant date or service start date, are exercisable at $2.57 per share and have an expiration period of 10 years. These stock option grants were issued from the 2017 Stock Plan.

8.	TAXES

The components of the income tax expense for the fiscal years ended December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Current
Federal	$—	$—
State	34	3
Foreign	—	—
Total current	$34	$3
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred	$—	$—
Total income tax expense	$34	$3

A reconciliation of total income tax expense and the amount computed by applying the federal statutory income tax rate of 21.0% to loss before provision from income taxes for the fiscal years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Computed expected tax benefit at federal statutory rate	$(4,358)	$(2,760)
State benefit, net of federal benefit	(285)	(420)
Non-deductible interest expense	—	69
Stock-based compensation expense	528	—
Extinguishment of debt	75	335
Change in valuation allowance	3,905	2,562
Foreign rate differential	133	162
Other permanent book-tax differences	36	57
Total income tax expense	$34	$5

Temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
Deferred tax assets	2024	2023
Accruals and revenues	$473	$646
Stock based compensation	1,306	92
Deferred revenue	864	731
Net operating loss	10,756	8,786
Unrealized gain	18	11
Section 163(j)	634	—
Capitalized research & development expenses	315	214
Property and equipment	56	2
Total gross deferred assets	$14,422	$10,482
Valuation allowance	(14,384)	(10,479)
Total deferred tax assets	$38	$3
Deferred tax liabilities
Right of use asset	(38)	(3)
Total deferred tax liabilities	$(38)	$(3)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance on its deferred tax asset balances as of December 31, 2024 and 2023. The valuation allowance increased by $3.9 million for the year ending December 31, 2024 and increased by $2.6 million for the year ending December 31, 2023.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company believes that it is more likely than not that a Section 382 change in control occurred on August 12, 2022.  The Company is subject to a federal Section 382 annual limitation of $7.8 million annually for the 5 years after the change in control, and a $0.5 million annual limitation thereafter.  No deferred tax assets are expected to expire unutilized as a result of this expected change in control.  The Company intends to prepare and complete a formal Section 382 analysis of this change in control by December 31, 2025.

The Company has net operating loss carryforwards for Federal and State income tax purposes of approximately $200.8 million and $167.4 million, respectively, as of December 31, 2024. Of these amounts, $158.1 million of federal net operating losses and $141.7 million of state net operating losses are expected to expire unutilized and thus no deferred tax assets are established for such loss carryforwards as of December 31, 2024 or December 31, 2023. The Company is subject to a federal Section 382 annual limitation of $2.2 million annually for the 5 years after a December 2020 change in control, and a $0 annual limitation thereafter.

Per the Tax Cuts and Jobs Act (“TCJA”) signed into law by President Trump in 2017, the federal NOL carryforwards generated in 2018 and later years can be carried forward indefinitely. The federal NOL carryforwards generated in 2017 and prior years will continue to have their 20-year carryforward period and will begin expiring in 2037. The state NOL carryforwards, if not utilized, will expire beginning in 2029.

The Company has federal and state Section 163(j) limited interest expense carryforwards of $4.8 million and $2.2 million for both federal and state as of December 31, 2024 and 2023, respectively. Of these amounts, $1.9 million and $2.2 million of both federal and state Section 163(j) carryforwards are not more likely than not to be utilized and thus no deferred tax assets are established for such NOL carryforwards as of December 31, 2024 and 2023, respectively. Section 163(j) attributes carry forward indefinitely.

The Company has $1.4 million of federal and $1.4 million of California state research and development credit carryforwards for Federal and California income tax purposes, respectively, as of December 31, 2024 and 2023. As of

December 31, 2024 and 2023 these credits are subject to IRC Section 382 and are not more likely than not to be utilized and thus no deferred tax assets are established for such research credit carryforwards as of December 31, 2024 and 2023.

The Company has approximately $0.5 million of foreign NOL carryforward of 10 years as of December 31, 2024 and 2023 that begin to expire in 2024.

The Company files taxes in the United States, various US states, and various foreign jurisdictions. As the Company has had substantial losses in all tax years, substantially of its tax returns remain subject to audit by taxing authorities until the NOL generated in such years are utilized against taxable income in subsequent year tax returns.

The Company had unrecognized tax benefits of $2.8 million as of December 31, 2019 related to research and development tax credits. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. As of December 31, 2024 and 2023, such research and development tax credits are subject to Section 382 limitations and are not more likely than not to be utilized.

There were no interest or penalties accrued at December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company recorded a valuation allowance of $14.4 million and $10.5 million, respectively, against the deferred tax asset balance as realization is uncertain due to a history of operating losses.

9.	NET INCOME (LOSS) PER SHARE

Net income (loss) per common share (“EPS”) is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, warrants and convertible securities. The dilutive effect of such in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares. Diluted EPS for convertible securities is calculated using the ‘if- converted’ method, assuming all convertible securities outstanding during the period were converted into common stock at the beginning of the reporting period, resulting in an adjustment to both the numerator (net income) and denominator (weighted average shares outstanding) to reflect the potential dilution from such conversions.

When an entity has a loss from operations, including potential shares in the denominator of diluted per share computations will generally be anti-dilutive, even if the entity has net income after adjusting for discontinued operations. That is, including potential shares in the denominator of the earnings per share calculation for a loss-making entity will generally decrease the loss per share and, therefore, those shares should be excluded from calculations of diluted earnings per share.

In computing the net income (loss) available to common shareholders, adjustments to the carrying value of preferred shares as a result of a modification accounted for as an extinguishment during a period should be subtracted or added to the net income (loss) in arriving at the net income (loss) available to common shareholders. For the year ended December 31, 2024, the adjustment of $43.7 million associated with the reduction in the original issue price of the NCNV preferred shares from $1,000 to $600 per share has been accounted for as an extinguishment and is reflected as an adjustment to the net loss of $20.8 million during the period in arriving at the net income available to common shareholders. See also Note 6 — Temporary Redeemable Preferred Stock for additional information.

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares:

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023
Net loss	$(20,823)	$(13,036)
Accretion of NCNV preferred stock	—	(5,903)
Reduction of the original issue price of NCNV preferred share value from $1,000 to $600 per share	43,656	—
Cumulative preferred stock dividends	(309)	(330)
Net income (loss) available to common shareholders used in basic earnings per share	22,524	$(19,269)
Add back interest expense on convertible debt	915	—
Add back cumulative preferred stock dividends	309	—
Net income (loss) available to common shareholders used in diluted earnings per share	$23,748	$(19,269)
Weighted average number of common shares used in basic earnings per share	1,728,127	170,212
Adjustments to weighted average shares for shares used in diluted earnings per share:
Weighted average number of common shares for assumed options exercised	2,823,613	—
Weighted average number of common shares for assumed warrants exercised	1,306	—
Weighted average number of common shares for assumed conversion of SAFE agreements	286,266	—
Weighted average number of common shares for assumed conversion of convertible debt	886,471	—
Weighted average number of common shares for assumed conversion of Series A and NCNV shares	17,401,910	—
Weighted average number of common shares used in diluted earnings per share	23,127,693	170,212
Net income (loss) per common share – basic	$13.03	$(113.21)
Net income (loss) per common share – diluted	$1.03	$(113.21)

For the years ended December 31, 2024 and 2023, the following items have been excluded from the computation of diluted net income (loss) per share because the effect of including these would have been anti-dilutive or, in the case of certain temporary redeemable preferred stock, are contingently issuable shares which have not met the requirement to be issued and any convertible debt that is only contingently convertible:

Year Ended December 31:	2024	2023
Incentive stock options	7,681	948,464
Temporary redeemable preferred stock	—	3,978,898
Total	7,681	4,927,362

10.	RELATED PARTY TRANSACTIONS

GII and its related parties

GII and its related parties hold the controlling interest on the Company’s Board of Directors.

In May 2019, the Company entered into a loan and security agreement with bSpace, a related party with GII. The bSpace loan was amended multiple times throughout 2021 and 2022, the details are fully described in Note 5. As of December 31, 2022, the Company owed total principal amounts of $31.5 million to bSpace under the loan and security agreement and subsequent amendments. As of December 31, 2022, the Company was not in compliance with certain covenants related to the loan; therefore, the loan has been reclassified to short-term debt. As of December 31, 2023, the Company has been released from all further obligations under the loan.

As more fully described in Note 5, on August 12, 2022 bSpace forgave amounts due under its loan and security agreement, in exchange for 58,972 shares of NCNV preferred stock. On December 30, 2023, the Company entered into a loan conversion agreement under which all remaining amounts outstanding under the bSpace loan, plus unearned interest of $1.5 million, were redeemed for 36,918 shares of newly created NCNV Preferred Stock 3. Refer to Note 6 and Note 14 for details regarding the rights and privileges of the NCNV preferred stock series. The December 2023 conversion agreements relieved the Company of any further obligations under the loan and security agreement.

Kuwait Investment Authority

In February 2019, the Company entered into a loan security agreement with a related party, KIA, for $5.0 million. The KIA loan was amended during 2020 and 2021 and the details surrounding the initial and subsequent modifications are fully described in Note 5. As of December 31, 2022 the Company owed principal amounts of $5.0 million to KIA under the original agreement and subsequent amendments to the KIA loan.

As more fully described in Note 5, on August 12, 2022, KIA forgave amounts due under its loan and security agreement in exchange for 8,062 shares of NCNV preferred stock. In January 2024, the Company entered into a loan termination agreement under which all remaining amounts outstanding under the KIA loan, plus unearned interest of $0.1 million, were redeemed for 5,752 shares of newly created NCNV Preferred Stock 2 as described in Note 6. Refer to Note 6 for details regarding the rights and privileges of the NCNV preferred stock series. The January 2024 conversion agreement relieved the Company of any further obligations under the KIA loan.

11.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC Topic 450, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2024 and 2023, there were no matters pending that required provision.

The Original Merger Agreement with Edtech was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing. On September 20, 2024, the Company filed a motion to dismiss the complaint in Delaware Superior Court. At this time, the Company is not aware of any pending litigation related to this matter and as such has not recorded any provision for loss.

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of December 31, 2024, the Company had $8.9 million in purchase obligations outstanding, all of which are scheduled to come due on or before December 31, 2025.

12.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2024 there was one individual customer which represented 13% of the Company’s total revenue. For the year ended December 31, 2023, there were no individual customers which represented 10% or more of the Company’s total revenue.

As of December 31, 2024, one customer accounted for approximately 10% of the Company’s accounts receivable. As of December 31, 2023, three customers accounted for approximately 17%, 15% and 10% of accounts receivable, respectively.

13.	SEGMENT REPORTING

The Company’s chief operating decision maker is its chief executive officer who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s chief operating decision maker reviews segment performance and allocates resources based upon revenues and expenses. As the Company has only one reportable segment, revenues and expenses are reported only on a consolidated basis. The measure of segment assets is reported in the balance sheet as total consolidated assets.

The following table presents selected financial information about revenues, expenses and net loss for the years ended December 31, 2024 and 2023 for the Company’s one reportable segment:

	Year Ended December 31,
	2024	2023
Revenues:
Hardware	$21,991	$27,461
Software	12,857	13,229
Services	3,250	3,232
Total revenues	38,098	43,922
Cost of goods sold
Hardware	15,950	19,741
Software	5,025	5,545
Services	1,152	779
Other	402	963
Total cost of goods sold	22,529	27,028
Gross profit	15,569	16,894
Operating expenses:
Research and development	849	402
Software engineering	1,158	1,054
Platform engineering	2,886	2,762
Sales	8,370	7,225
General and administrative	12,419	6,710
Marketing and business development	6,712	4,722
International sales	833	951
Other operating expenses	—	1,683
Total operating expenses	33,227	25,509
Loss from operations	(17,658)	(8,615)
Other (expense) income:
Interest expense	(2,815)	(2,900)
Other income (expense), net	43	23
Loss on extinguishment of debt	(359)	(1,541)
Loss before income taxes	(20,789)	(13,033)
Income tax expense	34	3
Segment net loss	$(20,823)	$(13,036)

14.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “Plan”) which allows participants to defer from 0% to 100% of cash compensation. The Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the Plan totaled approximately $0.1 million for both of the years ended December 31, 2024 and 2023.

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ending December 31, 2024, except as disclosed below.

Debt Agreement

On February 26, 2025, the Company entered into two Loan and Security Agreements the (“Loan Agreements”) with Itria Ventures LLC (the “Lender”). Pursuant to the Loan Agreements, the Lender provided the Company with term loans in the principal amounts of $1,100,000 and $900,000 (the “Loans”). The Loans bear interest at a rate of 18.00% per year (subject to increases upon an event of default) and are payable on a monthly basis in 12 equal installments, maturing on February 26, 2026. The Company may prepay the Loans in full at any time during the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance.

The Loans are secured by substantially all of the Company’s assets. The Loan Agreements contain similar covenants to those contained in other loan and security agreements between the Company and the Lender including, but not limited to, covenants relating to use of proceeds and information rights. In addition, the Loan Agreements contain certain customary negative covenants including that the Company may incur no additional indebtedness other than certain permitted indebtedness.

The Loan Agreements also contain customary events of default, including, but not limited to, upon non-payment, material adverse changes, and bankruptcy. Upon the occurrence of an event of default, interest will accrue at a rate of 23.00% per year and the Lender may declare the outstanding principal and accrued interest immediately due and payable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the time periods required time periods.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company has identified material weaknesses in our internal control over financial reporting as of December 31, 2024, relating to: (i) the lack of segregation of duties; (ii) ineffective IT General Controls; (iii) account reconciliation and cutoff; (iv) analysis of significant and unusual transactions, and (v) the lack of a formal risk assessment policy for entity level controls. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2024.

To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our disclosure controls and procedures. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include: (i) hiring additional financial personnel with accounting and financial reporting expertise; (ii) implementing user access policies, reviews and procedures; (iii) improving our ongoing account reconciliation and variance analyses; (iv) reviewing significant and unusual financing transactions; and (v) establishing a formal and documented risk assessment policy.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligation. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2024 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

Management’s report on internal control over financial reporting

The Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Auditor Attestation Exemption

As an Emerging Growth Company under the Jumpstart Our Business Startups (JOBS) Act, we are exempt from the requirement to obtain an independent auditor attestation report on the effectiveness of our Internal Controls over Financial Reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K during the covered period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our board of directors. The following table lists the names, ages, and positions of the individuals who serve as our directors:

Name	Age	Position
Paul Kellenberger	65	Chief Executive Officer and Chairman
Pankaj Gupta	50	Director
Amit Jain	45	Director
Joanna Morris	59	Director
Abhay Pande	57	Director
Angela Prince	42	Director
Jane Swift	60	Director

Paul Kellenberger serves as our Chief Executive Officer and as the Chairman of our board of directors. Mr. Kellenberger has served as our Chief Executive Officer of and as a member of our board of directors since December 2006. Prior to his position at zSpace, Mr. Kellenberger was CEO for Chancery Software Ltd., an Enterprise SIS provider, from June 2002 to May  2006. Chancery Software was sold to Pearson PLC in May 2006. Prior to Chancery, Mr. Kellenberger was the CEO of Promeo Technologies, a technology company, from May 2000 to May 2002 and Senior Vice President at Inacom Corporation (acquired by Compaq/Hewlett Packard), a computer service company, from January 1997 to January 1999. Mr. Kellenberger also served as a Vice President and Director of Motorola Inc., a telecommunications company, from January 1994 to January 1997. Mr. Kellenberger holds a B.A. in economics from the University of Western Ontario and an M.B.A. from McMaster University.

Pankaj Gupta has served as a member of our board of directors since January 28, 2021. Mr. Gupta has over 23 years of experience financial advisory services experience and is currently Co-Founder & Co-CEO of Gulf Islamic Investments LLC, a UAE-based investment management platform with more than $3 billion in direct investments in real estate, private equity and technology across US, UK, Europe, Middle East and India. Prior to Co-founding Gulf Islamic Investments in 2014, he was Head of Investment Business Development at Allied Investment Partners, a UAE-based investment banking company from 2007 to 2014. In these positions he was responsible for the advisory and management of multi-billion dollar investment portfolios and advisory mandates which included successful debt and equity syndication. Mr. Gupta has a BSc (Math), an MBA, a FT Non-Executive Director Diploma and is a Certified Private Equity Specialist (CPES). Mr. Gupta holds 100% of the equity in dSpace Investment Limited, one of our principal stockholders.

Amit Jain has served as a member of our board of directors since April 2021. Mr. Jain is Chief Investment Officer of Gulf Islamic Investments an investment management platform with more than $3 billion in direct investments in real estate, private equity and technology across US, UK, Europe, Middle East and India. Mr. Jain has provided investment and managed portfolio services at a global buy and build platform owned by KKR, a Sovereign Wealth Fund in Oman and family office in UAE. Mr. Jain holds a Computer Science & Engineering degree from the Indian Institute of Technology, Kanpur and an MBA from Insead.

Dr. Joanna Morris has served as a member of our board of directors since December 2024. Dr. Morris is Associate Professor of Psychology and Neuroscience at Providence College in Providence, RI. She is a former Rhodes Scholar who holds an A.B. (summa cum laude) from Dartmouth College, an M.Phil. in Theoretical Linguistics and Comparative Philology from the University of Oxford, and a Ph.D. in Psychology from the University of Pennsylvania. From 1998 – 2007, Dr. Morris was an Assistant Professor at Hampshire College, from 2007 – 2018, Dr. Morris was an Associate Professor at Hampshire College and from 2018 – 2023, Dr. Morris was a Professor at Hampshire College. She has also served as the Provosts Fellow in Cognitive Science at RISD before joining the faculty at Providence College in 2020.

Abhay Pande has served as a member of our board of directors since December 2024. Mr. Pande is a former Investment Banking Managing Director at Citibank, a position that he held from August 1998 until June 2023, and former private equity Managing Director at American Capital, a position that he held from July 2013 until June 2016. He has also served as a senior advisor with the Albright Stonebridge Group and is currently Managing Director at Princeton Capital Advisors, which provides cross-border transactions and capital advisory services for leading healthcare, energy and infrastructure clients, a position that he has held since 2020. Mr. Pande received an MBA from the University of Chicago Booth School of Business and a B.A. in quantitative economics from Dartmouth College.

Angela Galardi Prince has served as a member of our board of directors since December 2024. Ms. Prince is a former CEO, startup founder, and Credit Risk expert with a diverse background in consumer and small business financial services, capital markets, and career and technical education. Since 2023, Ms. Prince has worked as an independent business advisor and executive consultant with a specialty in management, operational finance, risk assessment and strategic planning. Ms. Prince was formerly the CEO of Climb Credit, the leading provider of lending and payments services to Career and Vocational schools in the US from 2017 to 2022. Prior to that, she was the co-founder and COO of Orchard Platform, a data and software business for credit investment managers from 2012 to 2016. She started her career in risk management at American Express where she worked and led teams from 2005 to 2010 and then in a similar role at Citibank from 2010 to 2012. Ms. Prince received both her BSE and MSE in engineering from the University of Michigan.

Jane Swift has served as a member of our board of directors since December 2024. Ms. Swift has over fifteen years of experience in state government, holding the offices of governor, lieutenant governor, secretary of consumer affairs and business regulation, and state senator in the State of Massachusetts. Since leaving public office, Ms. Swift has accumulated a wealth of experience in executive leadership and governance roles including as a chief executive officer; a board chair, member, and committee chair to public, private, and not-for-profit institutions; an adviser to entrepreneurial education companies; and as a partner in a venture capital fund. Since 2007, she has served as a Director and as Chair of the Compensation Committee on the Suburban Propane (NYSE: SPH) board of directors, a publicly traded propane distribution company. Ms. Swift is a National Assessment Governing Board member and more recently, has joined the Advisory Board of the George W. Bush Institute, a non-profit organization that promotes freedom, democracy and health for women and girls around the world. In 2022, Swift founded Cobble Hill Farm Education and Rescue Center.

Committees of the Board of Directors

Our board of directors has three standing committees — an audit committee, a compensation committee and a nominating and corporate governance committee, each of which, pursuant to its respective charter, has the composition and responsibilities described below. Copies of the charters for each committee are available on the investor relations portion of our website. Members serve on these committees until their resignation or until otherwise determined by our board of directors.

Audit Committee

Our audit committee consists of Abhay Pande, Angela Prince and Joanna Morris, with Abhay Pande serving as the chair. Our board of directors has determined that each of the members of the audit committee meets the independence requirements under Nasdaq and SEC rules and is financially literate. In addition, our board of directors has determined that Abhay Pande is an “audit committee financial expert” within the meaning of the SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the board of directors considered Mr. Pande’s formal education and previous experience in financial roles. This designation does not, however, impose on the individual any supplemental duties, obligations or liabilities beyond those that are generally applicable to the other members of our audit committee and board of directors. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The principal functions of the audit committee are, among other things:

●	selecting a firm to serve as our independent registered public accounting firm to audit our financial statements;
●	ensuring the independence of the independent registered public accounting firm;
●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;
●	establishing procedures for employees to anonymously submit concerns about questionable accounting or audit matters;
●	considering the adequacy of our internal control and internal audit function;
●	reviewing related-party transactions that are material or otherwise implicate disclosure requirements; and
●	approving, or as permitted, pre-approving all audit and non-audit services to be performed by the independent registered public accounting firm.

The composition and function of the audit committee complies with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations and with future requirements to the extent they become applicable to us. The audit committee is governed by a charter that complies with the rules of Nasdaq and is available on our website.

Compensation Committee

Our compensation committee is composed of Jane Swift, Abhay Pande and Angela Prince, with Jane Swift serving as the chair. The board of directors has determined that each of the members of our compensation committee meets the independence requirements under Nasdaq and SEC rules. Each member of this committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

The principal functions of the compensation committee include, among other things:

●	reviewing and approving, or recommending that the board of directors approve, the compensation of our Chief Executive Officer and our other executive officers;

●	reviewing succession plans for our Chief Executive Officer;
●	reviewing and recommending to the board of directors the compensation of our directors;
●	administering our stock and equity incentive plans; and
●	establishing our overall compensation philosophy.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Angela Prince, Jane Swift and Joanna Morris, with Angela Prince serving as the chair. The board of directors determined that each of the members of our nominating and corporate governance committee meets the independence requirements under Nasdaq and SEC rules.

The principal functions of the nominating and corporate governance committee are:

●	identifying and recommending candidates for membership on the board of directors;
●	recommending directors to serve on board committees;
●	reviewing and recommending to our board of directors any changes to our corporate governance principles;
●	reviewing proposed waivers of the code of conduct for directors and executive officers;
●	overseeing the process of evaluating the performance of our board of directors; and
●	advising our board of directors on corporate governance matters.

Board Composition

In accordance with the terms of our Charter and Bylaws, our board of directors is classified, such that the initial term of our independent directors expires at our next annual meeting of stockholders and the initial term of our non-independent directors will expire at our second annual meeting of stockholders. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Our Charter and Bylaws authorize only the members of the board of directors to fill vacancies on our board of directors. Stockholders representing more than 35% of our voting securities are entitled to nominate two persons for election to our board of directors and stockholders representing 35% or less but more than 25% of our voting securities are entitled to nominate one person for election to our board of directors. In addition, the number of directors constituting the board of directors may be set only by resolution adopted by a majority vote of our entire board of directors. Since dSpace Investments Limited (“dSpace”) owns more than 35% of our voting securities, it is entitled to nominate two persons for election to our board of directors. Currently, Pankaj Gupta and Amit Jain have been selected by dSpace to serve on our board of directors following the consummation of the offering.

Procedures by which Stockholders may recommend Nominees to the Board of Directors

Our Nominating and Corporate Governance Committee is responsible for identifying and recommending candidates for membership on our board of directors. However, stockholders may nominate persons for the board of directors so long as such stockholder is present and in person at the annual or special meeting called for the purpose of electing directors and (1) was a record owner of shares of the company both at the time of giving the notice of such nomination, (2) is entitled to vote at the meeting, and (3) has complied with the procedures set forth in Section 2 of our bylaws as to such notice and nomination.

Our board of directors has not yet set a date for our 2025 annual meeting. When the board of directors sets the date for our 2025 annual meeting, to make any nomination of a person or persons for election to the board of directors at the annual meeting, a stockholder must (1) provide timely notice thereof in writing and in proper form to the secretary of the company, (2) provide the information, agreements and questionnaires with respect to such stockholder and its candidate for nomination as required to be set forth in Section 2 of our bylaws and (3) provide any updates or supplements to such notice at the times and in the forms required by Section 2 of our bylaws. To be timely, a stockholder’s notice for nominations to be made at the annual meeting must be made by the close of business on the 10th day following the day on which we first make public disclosure of the date of our annual meeting. Stockholders who wish to submit nominations for our board are advised to review the procedures in our bylaws for doing so, which contain the requirements and procedures regarding director nominations.

Executive Officers

Name	Age	Position
Paul Kellenberger	65	Chief Executive Officer and Chairman
Erick DeOliveira	55	Chief Financial Officer
Michael Harper	60	Chief Product, Engineering and Marketing Officer
Ron Rheinheimer	59	Chief Sales Officer

For Mr. Kellenberger’s biography, see the Director’s section of this Item 10.

Erick DeOliveira serves as our Chief Financial Officer. Mr. DeOliveira has served as our Chief Financial Officer since April 2024, and served as our Deputy Chief Financial Officer from September 2023 until he became our Chief Financial Officer in April 2024. Prior to joining us, he was the Chief Financial Officer of Fernish.com from February 2023 to July 2023 until its acquisition by Vesta Homes. From October 2021 to April 2022, he served as Head of FP&A for Anaplan (acquired by Thoma Bravo). From April 2016 to January 2020, he served 100Plus, a digital health company, as an advisor and subsequently as CFO from January 2020 to October 2021 until its acquisition by Connect America. He was CFO of Ticketfly from April 2016 until the June 2017 acquisition by Eventbrite.com, through Eventbrite’s initial public offering in September 2018, until April 2019. Earlier in his career, he held leadership roles at Amazon.com and Microsoft, as well as military service as a Naval Officer. Mr. DeOliveira holds B. Eng. (Physics) and M.Eng. (Electrical Engineering) degrees from the Royal Military College of Canada, and an MBA from the Tuck School of Business at Dartmouth College.

Michael Harper serves as our Chief Product, Engineering and Marketing Officer. Mr. Harper has served as our Chief Product and Marketing Officer since April 2011. Since December 2005, Mr. Harper has been the Owner of Pathway for Success, LLC, a management consulting company. Earlier in his career, Mr. Harper held executive positions with Fortisphere, Inc., a provider of policy-based management software (acquired by Red Hat Inc.), from March 2007 to July 2009 and Syfact International B.V. (acquired by Nice Ltd./Actimize), a provider of investigative software, from January 2006 to December 2006. Mr. Harper holds a B.S.E.E. from Tulane University and an M.B.A from the Wharton School of Business at the University of Pennsylvania.

Ron Rheinheimer serves as our Chief Sales Officer. Mr. Rheinheimer has served as our Chief Sales Officer since April 2016. Prior to joining us, from March 2013 to April 2016, Mr. Rheinheimer served as the Vice President of Avantas, LLC, a healthcare technology and consulting company. From June 2006 to March 2013, Mr. Rheinheimer was the Vice President of Strategy and Innovation at Pearson Education, an educational services provider. Earlier in his career, he held leadership roles at Chancery Software Ltd. (acquired by Pearson) and Inacom Corporation (acquired by Hewlett-Packard). Mr. Rheinheimer holds a B.A. from Goshen College and an M.B.A. from Villanova University.

Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Family Relationships

There are no family relationships among any of our current executive officers or directors.

Code of Business Conduct and Ethics

Our Board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. The full text of this code of business conduct and ethics is posted on the investor relations page of our website at https://investor.zspace.com/documents-and-charters and is filed as an exhibit to the Annual Report on Form 10-K. The reference to our website address in this filing does not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to certain provisions of this code of business conduct and ethics, or waivers of these provisions, on its website or in public filings to the extent required by the applicable rules.

Insider Trading Policy

Our board of directors has adopted an Insider Trading Policy which prohibits trading based on “material, nonpublic information” regarding our company or any company whose securities are listed for trading or quotation in the United States. The policy covers all officers and directors of the company and its subsidiaries, all other employees of the company and its subsidiaries, and consultants or contractors to the company or its subsidiaries who have or may have access to material non-public information and members of the immediate family or household of any such person. The policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards. The policy is filed as an exhibit to this Annual Report on Form 10-K.

Whistleblower Policy

Our board of directors has adopted a whistleblower policy to provide employees with a confidential and anonymous method for reporting concerns about our conduct or employees’ conduct free from retaliation. Our whistleblower policy is available on our investor relations page on the Company’s website at https://investor.zspace.com/documents-and-charters.

Clawback Policy

Our board of directors has adopted a clawback policy, which provides that in the event we are required to prepare an accounting restatement due to noncompliance with any financial reporting requirements under the securities laws or otherwise erroneous data or we determine there has been a significant misconduct that causes financial or reputational harm, we shall recover a portion or all of any incentive compensation. This policy is filed as an exhibit to this Annual Report on Form 10-K.

Item 11. Executive Compensation

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned by our principal executive officer, Chief Financial Officer and our two most highly compensated executive officers other than our principal executive officer (together, the “NEOs”) for 2024 and 2023.

				Non-equity
				Sales Incentive		All other
Name and Principal Position	Year	Base Salary	Option Awards(1)	Compensation		compensation(3)		Total
Paul Kellenberger	2024	$400,000	$2,994,351	$162,311	(2)	$2,900	(3)	$3,559,562
Chief Executive Officer and Director	2023	$400,000	$—	$—		$2,900	(3)	$402,900

Erick DeOliveira	2024	$300,000	$94,497	$—		$2,900	(3)	$397,397
Chief Financial Officer	2023	$86,538	$—	$—		$2,150	(4)	$88,688

Mike Harper	2024	$325,000	$674,831	$131,878	(2)	$2,900	(3)	$1,134,609
Chief Product, Engineering and Marketing Officer	2023	$325,000	$—	$—		$2,900	(3)	$327,900

Ron Rheinheimer	2024	$250,000	$485,535	$274,696	(2)	$2,900	(3)	$1,013,131
Chief Sales Officer	2023	$250,000	$—	$190,560	(5)	$2,900	(3)	$443,460

(1)	The amount reported in the “Option Awards” column is based on the grant date fair value of the option award as computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation of the option awards are discussed in Note 7, “Stock-based Compensation,” of the Notes to the Consolidated Financial Statements included herein.
(2)	The amount reported is the sum of bonus payments made during the 2024 fiscal year to such individual under the performance cash award provisions of our— employee incentive plan for Company achievement of financial targets and personal achievement of individual performance goals during the 2022 fiscal year.
(3)	The amount reported represents (i) 401(k) company matching contributions of $2,000 and (ii) $900 of monthly mobile phone compensation earned by such individual.
(4)	The amount reported represents (i) 401(k) company matching contributions of $2,000 and (ii) $150 of monthly mobile phone compensation earned by Mr. DeOliveira in 2023.
(5)	The amount reported is for payments under our Sales Incentive Plan.

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our compensation program as applicable to our NEOs and reflected in the Summary Compensation Table above.

Base Salary

Base salaries for our NEOs were established primarily based on individual negotiations with the executive officers when they joined our company. In determining compensation for our executive officers, we considered salaries provided to executive officers of our peer companies, each executive officer’s anticipated role criticality relative to others at our company, and our determination of the essential need to attract and retain our NEOs.

Annual Incentive Awards

Each of our NEOs is eligible to receive an annual cash bonus, payable based upon the achievement of performance goals set annually by our board of directors. During 2024, our board of directors approved a bonus with an aggregate value of $303,500 for 2023 for Messrs. Kellenberger, Harper and Rheinheimer for achievement of financial targets and personal achievement of individual performance goals during the 2023 fiscal year (the “2023 Bonuses”). In 2025, our board of directors approved a bonus with an aggregate value of $162,292 for Messrs. Kellenberger, Harper, Rheinheimer and DeOliveira for achievement of financial targets and personal achievement of individual performance goals during the 2024 fiscal year (the “2024 Bonuses”). As of the date of this Form 10-K, neither the 2023 Bonuses nor the 2024 Bonuses have yet been paid.

Sales Incentive Plan

Our Sales Incentive plan is designed to provide financial incentives and rewards for sales and business development achievement as measured against individually assigned sales targets. For any eligible employee or contractor, we execute an individual target sheet alongside a terms and conditions document.

Employee Benefits and Perquisites

Our NEOs are eligible to participate in our health and welfare plans on the same terms and conditions as those provided to our full-time employees. We also reimburse our NEOs for reasonably incurred and properly documented business expenses.

Retirement Benefits

We maintain a 401(k) plan that provides eligible United States employees with an opportunity to save for retirement on a tax advantaged basis. Eligible employees are able to defer eligible compensation up to certain I.R.S. Code limits, which are updated annually. Contributions are allocated to each participant’s individual account and are then invested in selected investment alternatives according to the participants’ directions. Employees are immediately and fully vested in their own contributions. We may elect to make matching or other contributions into participants’ individual accounts. We currently match pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The 401(k) plan is intended to be qualified under Section 401(a) of the Code, with the related trust intended to be tax exempt under Section 501(a) of the Code. As a tax-qualified retirement plan, contributions to the 401(k) plan are deductible by us when made, and contributions and earnings on those amounts are not taxable to the employees until withdrawn or distributed from the 401(k) plan.

Equity Compensation

We have previously granted, and we intend to, from time to time, grant equity awards to our NEOs which grants are generally subject to vesting based on each NEO’s continued service. Each of our NEOs currently holds outstanding options to purchase shares of our common stock that were granted under either our 2007 Stock Plan or the 2017 Stock Plan, as set forth in the table below entitled “2024 Outstanding Equity Awards at Fiscal Year-End.”

2024 Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each of our NEOs, information regarding outstanding stock options as of December 31, 2024.

	Option Awards(1)
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options		Options

	Exercisable		Unexercisable		Option Exercise Price	Option Expiration
Name	(#)		(#)		($)	Date
Paul Kellenberger*	199	(2)	—		$330.00	04/21/2025
	92	(2)	—		$330.00	07/07/2025
	1,393	(2)	—		$330.00	09/01/2024
	233	(2)	—		$720.00	10/23/2027
	266	(3)	—		$720.00	10/23/2027
	3,000	(3)	—		$720.00	02/27/2028
	433,760	(3)	—		$0.53	04/13/2031
	1,864,990	(3)	—		$2.57	03/04/2034
Erick DeOliveira	23,500		32,905	(4)	$2.57	03/04/2034
Mike Harper	424	(2)			$330.00	04/16/2025
	264	(2)			$330.00	04/21/2025
	71	(3)			$720.00	10/23/2027
	333	(3)			$720.00	02/27/2028
	97,173	(3)			$0.53	04/13/2031
	420,309	(3)			$2.57	03/04/2034
Ron Rheinheimer	578	(2)			$600.00	06/23/2026
	28	(3)			$720.00	10/23/2027
	200	(3)			$720.00	02/27/2028
	69,906	(3)			$0.53	04/13/2031
	302,409	(3)			$2.57	03/04/2034

(1)	All of the outstanding equity awards were granted under our 2007 Stock Plan or our 2017 Stock Plan, as footnoted below.
(2)	Option issued under the 2007 Plan. The option is fully vested and exercisable.
(3)	Option issued under the 2017 Plan. The option is fully vested and exercisable.
(4)	Option issued under the 2017 Plan and vests with respect to one-third (1/3rd) of the total number of shares subject to the option on the vesting commencement date, which was September 18, 2023, and the remainder vests in 36 equal monthly installments thereafter.
*	Employee Director

Equity Plans

2007 Stock Plan

The 2007 Equity Incentive Plan (the “2007 Stock Plan”) provides for the grant of options, restricted stock and other stock option awards to our directors, employees and consultants and to directors and employees of our subsidiaries or affiliates. As of December 31, 2024, there are a total of 16,587 shares authorized for issuance and a total of 2,089 shares of our common stock are subject to outstanding option awards under the 2007 Stock Plan. Since 2017, we have not granted and do not intend to grant any further awards under the 2007 Stock Plan.

2017 Stock Plan

The 2017 Equity Incentive Plan (the “2017 Stock Plan”) provides for the grant of options, stock appreciation rights, restricted stock and other stock option awards to our directors and employees, and to directors and employees of any of our subsidiaries or affiliates. As of December 31, 2024, the maximum number of shares available for issuance to participants pursuant to awards under the 2017 Plan is 5,982,115. The shares available for issuance under the 2017 Stock Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. As of December 31, 2024, a total of 5,978,727 shares of our common stock are subject to outstanding option awards under the 2017 Stock Plan. Since December 6, 2024, we have not granted and do not intend to grant any further awards under the 2017 Stock Plan.

2024 Stock Plan

In December 2024, we adopted the 2024 Equity Incentive Plan (the “2024 Stock Plan”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. As of December 31, 2024, the maximum number of shares available for issuance to participants pursuant to awards under the 2024 Plan is 2,708,175. The shares available for issuance under the 2024 Stock Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. As of December 31, 2024, there were no shares of our common stock subject to outstanding awards under the 2024 Plan. The following is a summary of certain provisions of the 2024 Stock Plan, and is qualified in its entirety by the full text of the 2024 Stock Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Purpose

The purpose of the 2024 Stock Plan is to enhance our ability to attract, retain and motivate persons who make (or are expected to make) important contributions to our company by providing these individuals with equity ownership opportunities and/or equity-linked compensatory opportunities.

Administration

The 2024 Stock Plan is administered by the compensation committee of our board of directors. The plan administrator has full power to select, from among the individuals eligible for awards, the individuals to whom awards will be granted, to make any combination of awards to participants, and to determine the specific terms and conditions of each award, subject to the provisions of the 2024 Stock Plan. The plan administrator may delegate to one or more of our officers the authority to grant awards to individuals who are not subject to the reporting and other provisions of Section 16 of the Exchange Act.

Share Reserve

An aggregate of 2,708,175 shares of common stock may be issued under the 2024 Stock Plan. Shares underlying any awards under the 2024 Stock Plan that are forfeited, cancelled, held back to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will be added back to the shares available for issuance under the 2024 Stock Plan. The payment of dividend equivalents in cash shall not count against the share reserve.

Annual Limitation on Awards to Non-Employee Directors

The 2024 Stock Plan contains a limitation whereby the grant date value of all awards under the 2024 Stock Plan and all other cash compensation paid by us to any non-employee director may not exceed $250,000 in any calendar year, although our board of directors may, in its discretion, make exceptions to the limit in extraordinary circumstances.

Stock Options

The 2024 Stock Plan permits both options to purchase shares of common stock intended to qualify as incentive stock options under Section 422 of the Code and options that do not so qualify. Options granted under the 2024 Stock Plan will be nonqualified options if they fail to qualify as incentive stock options or exceed the annual limit on incentive stock options. Incentive stock options may only be granted to our employees. Nonqualified options may be granted to any persons eligible to receive awards under the 2024 Stock Plan.

The exercise price of each option will be determined by the plan administrator but generally may not be less than 100% of the fair market value of our common stock on the date of grant or, in the case of an incentive stock option granted to a 10% stockholder, 110% of such share’s fair market value. The term of each option will be fixed by the plan administrator and may not exceed ten years from the date of grant (or five years for an incentive stock option granted to a 10% stockholder). The plan administrator will determine at what time or times each option may be exercised, including the ability to accelerate the vesting of such options.

Stock Appreciation Rights

The plan administrator may award stock appreciation rights subject to such conditions and restrictions as it may determine. Stock appreciation rights entitle the recipient to shares of common stock, or cash, equal to the value of the appreciation in our stock price over the exercise price. The exercise price generally may not be less than 100% of the fair market value of common stock on the date of grant. The term of each stock appreciation right will be fixed by the plan administrator and may not exceed ten years from the date of grant. The plan administrator will determine at what time or times each stock appreciation right may be exercised, including the ability to accelerate the vesting of such stock appreciation rights.

Restricted Stock

The plan administrator may award restricted shares of common stock subject to such conditions and restrictions as it may determine. These conditions and restrictions may include the achievement of certain performance goals and/or continued employment with us through a specified vesting period. Unless otherwise provided in the applicable award agreement, the participant generally will have the rights and privileges of a stockholder as to such restricted shares, including without limitation the right to vote such restricted shares and the right to receive dividends, if applicable.

Restricted Stock Units and Dividend Equivalents

The plan administrator may award restricted stock units which represent the right to receive common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the plan administrator. Restrictions or conditions could include, but are not limited to, the attainment of performance goals, continuous service with us, the passage of time or other restrictions or conditions. The plan administrator determines the persons to whom grants of restricted stock units are made, the number of restricted stock units to be awarded, the time or times within which awards of restricted stock units may be subject to forfeiture, the vesting schedule, and rights to acceleration thereof, and all other terms and conditions of the restricted stock unit awards. The value of the restricted stock units may be paid in common stock, cash, other securities, other property, or a combination of the foregoing, as determined by the plan administrator.

Other Stock or Cash Based Awards

Other stock or cash based may be granted either alone, in addition to, or in tandem with, other awards granted under the 2024 Stock Plan and/or cash awards made outside of the 2024 Stock Plan. The plan administrator shall have authority to determine the persons to whom and the time or times at which such awards will be made, the amount of such awards, and all other conditions, including any dividend and/or voting rights.

Change in Control

Except as set forth in an award agreement issued under the 2024 Stock Plan, in the event of a change in control (as defined in the 2024 Stock Plan), each outstanding stock award (vested or unvested) will be treated as the plan administrator determines, which may include (i) our continuation of such outstanding stock awards (if we are the surviving corporation); (ii) the assumption of such outstanding stock awards by the surviving corporation or its parent; (iii) the substitution by the surviving corporation or its parent of new stock options or other equity awards for such stock awards; (iv) the cancellation of such stock awards in exchange for a payment to the participants equal to the excess of (A) the fair market value of the shares subject to such stock awards as of the closing date of such corporate transaction over (B) the exercise price or purchase price paid or to be paid (if any) for the shares subject to the stock awards (which payment may be subject to the same conditions that apply to the consideration that will be paid to holders of shares in connection with the transaction, subject to applicable law); (v) provide that such award shall vest and, to the extent applicable, be exercisable as to all shares covered thereby, notwithstanding anything to the contrary in the 2024 Stock Plan or the provisions of such Award; or (vi) provide that the award will terminate and cannot vest, be exercised or become payable after the applicable event.

The 2024 Stock Plan provides that a stock award may be subject to additional acceleration of vesting and exercisability upon a change in control as may be provided in the award agreement for such stock award, but in the absence of such provision, no such acceleration will occur.

Tax Withholding

Participants in the 2024 Stock Plan are responsible for the payment of any federal, state or local taxes that we are required by law to withhold upon the exercise of options or stock appreciation rights or vesting of other awards. The plan administrator may cause any tax withholding obligation of ours to be satisfied, in whole or in part, by the applicable entity withholding from shares of common stock to be issued pursuant to an award a number of shares with an aggregate fair market value that would satisfy the withholding amount due. The plan administrator may also require any tax withholding obligation of ours to be satisfied, in whole or in part, by an arrangement whereby a certain number of shares issued pursuant to any award are immediately sold and proceeds from such sale are remitted to us in an amount that would satisfy the withholding amount due.

Transferability of Awards

The 2024 Stock Plan generally does not allow for the transfer or assignment of awards, other than by will or by the laws of descent and distribution; however, the plan administrator has the discretion to permit awards (other than incentive stock options) to be transferred by a participant.

Amendment and Termination

Our board of directors and the plan administrator may each amend, suspend, or terminate the 2024 Stock Plan and the plan administrator may amend or cancel outstanding awards, but no such action may materially and adversely affect rights under an award without the holder’s consent. Certain amendments to the 2024 Stock Plan will require the approval of our stockholders. Generally, without stockholder approval, (i) no amendment or modification of the 2024 Stock Plan may reduce the exercise price of any stock option or stock appreciation right, (ii) the plan administrator may not cancel any outstanding stock option or stock appreciation right where the fair market value of the common stock underlying such stock option or stock appreciation right is less than its exercise price and replace it with a new option or stock appreciation right, another award or cash and (iii) the plan administrator may not take any other action that is considered a “repricing” for purposes of the stockholder approval rules of the applicable securities exchange.

All stock awards granted under the 2024 Stock Plan will be subject to recoupment in accordance with our Clawback Policy.

Executive Employment Agreements

Paul Kellenberger Employment Agreement

Effective June 1, 2024, we entered into an employment agreement with Paul Kellenberger, our Chief Executive Officer (the “Kellenberger Agreement”). Under the Kellenberger Agreement, Mr. Kellenberger is entitled to an annual base salary of $400,000, and is also eligible for a discretionary bonus based on our performance. In addition, Mr. Kellenberger is entitled, subject to the approval of our board of directors, to equity awards, in an amount to be determined by our board of directors and at an exercise price equal to the fair market value per share of our common stock on the date of grant, as determined by our board of directors. In February 2025, the board of directors increased Mr. Kellenberger’s annual base salary to $500,000 effective March 1, 2025.

The Kellenberger Agreement also provides that if Mr. Kellenberger’s employment is terminated without Cause or if Mr. Kellenberger terminates his employment for Good Reason, each as defined in the Kellenberger Agreement, subject to Mr. Kellenberger’s execution and non-revocation of a release of claims in favor of us then Mr. Kellenberger shall be entitled to (i) salary continuation at his then base salary rate, from the termination date through the twelve month anniversary of the termination date; plus (ii) a pro-rated bonus for the year of termination as determined by our board of directors equal to: (a) the discretionary bonus Mr. Kellenberger would have received for the year of termination, had he remained employed through the payment date of such discretionary bonus, multiplied by (b) a fraction, the numerator of which is the number of days Mr. Kellenberger was employed by us in the year of termination and the denominator being 365. Mr. Kellenberger may also elect to continue to receive group health insurance coverage under our group health plan pursuant to COBRA, and we will reimburse Mr. Kellenberger for such monthly COBRA premiums for twelve months. The Kellenberger Agreement also contains certain restrictions related to confidentiality, non-disparagement and intellectual property assignment that are applicable during or after the time that Mr. Kellenberger is employed by us.

Erick DeOliveira Employment Agreement

Effective June 1, 2024, we entered into an employment agreement with Erick DeOliveira, our Chief Financial Officer (the “DeOliveira Agreement”). Under the DeOliveira Agreement, Mr. DeOliveira is entitled to an annual base salary of $300,000, and is also eligible for a discretionary bonus based on our performance. In addition, Mr. DeOliveira is entitled, subject to the approval of our board of directors, to equity awards in an amount to be determined by our board of directors and at an exercise price equal to the fair market value per share of our common stock on the date of grant, as determined by our board of directors. In February 2025, the board of directors increased Mr. DeOliveira’s annual base salary to $400,000 effective March 1, 2025.

The DeOliveira Agreement also provides that if Mr. DeOliveira’s employment is terminated without Cause or if Mr. DeOliveira terminates his employment for Good Reason, each as defined in the DeOliveira Agreement, subject to Mr. DeOliveria’s execution and non-revocation of a release of claims in favor of us, then Mr. DeOliveira shall be entitled to (i) salary continuation at his then base salary rate, from the termination date through the twelve month anniversary of the termination date; plus (ii) a pro-rated bonus for the year of termination as determined by our board of directors equal to: (a) the discretionary bonus Mr. DeOliveira would have received for the year of termination, had he remained employed through the payment date of such discretionary bonus, multiplied by (b) a fraction, the numerator of which is the number of days Mr. DeOliveira was employed by us in the year of termination and the denominator being 365. Mr. DeOliveira may also elect to continue to receive group health insurance coverage under our group health plan pursuant to COBRA, and we will reimburse Mr. DeOliveira for such monthly COBRA premiums for twelve months. The DeOliveira Agreement also contains certain restrictions related to confidentiality, non-disparagement and intellectual property assignment that are applicable during or after the time that Mr. DeOliveira is employed by us.

Michael Harper Employment Agreement

Effective June 1, 2024, we entered into an employment agreement with Michael Harper, our Head of Product, Engineering, and Marketing (the “Harper Agreement”). Under the Harper Agreement, Mr. Harper is entitled to an annual base salary of $325,000 and is also eligible for a discretionary bonus based on our performance. In addition, Mr. Harper is entitled, subject to the approval of our board of directors, to equity awards in an amount to be determined by our board of directors and at an exercise price equal to the fair market value per share of our common stock on the date of grant, as determined by our board of directors. In February 2025, the board of directors raised Mr. Harper’s annual base salary to $400,000 effective March 1, 2025.

The Harper Agreement also provides that if Mr. Harper’s employment is terminated without Cause or if Mr. Harper terminates his employment for Good Reason, each as defined in the Harper Agreement, subject to Mr. Harper’s execution and non-revocation of a release of claims in favor of us, then Mr. Harper shall be entitled to (i) salary continuation at his then base salary rate, from the termination date through the twelve month anniversary of the termination date; plus (ii) a pro-rated bonus for the year of termination as determined by our board of directors equal to: (a) the discretionary bonus Mr. Harper would have received for the year of termination, had he remained employed through the payment date of such discretionary bonus, multiplied by (b) a fraction, the numerator of which is the number of days Mr. Harper was employed by us in the year of termination and the denominator being 365. Mr. Harper may also elect to continue to receive group health insurance coverage under our group health plan pursuant to COBRA, and we will reimburse Mr. Harper for such monthly COBRA premiums for twelve months. The Harper Agreement also contains certain restrictions related to confidentiality, non-disparagement and intellectual property assignment that are applicable during or after the time that Mr. Harper is employed by us.

Ron Rheinheimer Employment Agreement

Effective June 1, 2024, we entered into an employment agreement with Ron Rheinheimer, our Chief Sales Officer (the “Rheinheimer Agreement”). Under the Rheinheimer Agreement, Mr. Rheinheimer is entitled to an annual base salary of $250,000. Mr. Rheinheimer is also eligible for success-based commission based on our achievement of certain billing targets that are set on an annual basis; Mr. Rheinheimer’s sales compensation target for 2024 is $250,000. In addition, Mr. Rheinheimer is entitled, subject to the approval of our board of directors, to equity awards in an amount to be determined by our board of directors and at an exercise price equal to the fair market value per share of our common stock on the date of grant, as determined by our board of directors. In February 2025, the board of directors raised Mr. Rheinheimer’s annual base salary to $300,000 effective March 1, 2025.

The Rheinheimer Agreement also provides that if Mr. Rheinheimer’s employment is terminated without Cause or if Mr. Rheinheimer terminates his employment for Good Reason, each as defined in the Rheinheimer Agreement, subject to Mr. Rheinheimer’s execution and non-revocation of a release of claims in favor of us, then Mr. Rheinheimer shall be entitled to (i) salary continuation at his then base salary rate, from the termination date through the nine month anniversary of the termination date; plus (ii) a pro-rated bonus for the year of termination as determined by our board of directors equal to: (a) the discretionary bonus Mr. Rheinheimer would have received for the year of termination, had he remained employed through the payment date of such discretionary bonus, multiplied by (b) a fraction, the numerator of which is the number of days Mr. Rheinheimer was employed by us in the year of termination and the denominator being 365. Mr. Rheinheimer may also elect to continue to receive group health insurance coverage under our group health plan pursuant to COBRA, and we will reimburse Mr. Rheinheimer for such monthly COBRA premiums for nine months. The Rheinheimer Agreement also contains certain restrictions related to confidentiality, non-disparagement and intellectual property assignment that are applicable during or after the time that Mr. Rheinheimer is employed by us.

Non-Employee Director Compensation

None of our non-employee directors received compensation during the years ended December 31, 2024 and 2023. All compensation that we paid to our employee directors is set forth in the table in “Executive Compensation — Summary Compensation Table.” Beginning in 2025, will pay our non-employee directors an annual cash retention fee of $30,000 and $150,000 in common stock for his or her services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table summarizes our equity compensation plan information as of December 31, 2024, which consists of our 2007 Equity Incentive Plan (the “2007 Plan”), our 2017 Equity Incentive Plan (the "2017 Plan"), and our 2024 Equity Incentive Plan (the “2024 Plan”). Information is included for equity compensation plans approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,984,204	$3.04	2,708,175
Equity compensation plans not approved by security holders	-	-	-
Total	5,984,204	$3.04	2,708,175

Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding the ownership of zSpace’s common stock as of December 31, 2024, by: (i) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (ii) each of our named executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than five percent of the shares of our common stock.

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares of capital stock that a person would receive upon exercise of stock options held by that person that are immediately exercisable or exercisable within 60 days of December 31, 2024. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated and to the extent known, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares (1)
Greater than 5% Stockholders
bSpace Investments Limited (2)	5,506,800	24.1%
dSpace Investments Limited (3)	11,580,670	50.7%
Fiza Investments Limited (4)	1,176,470	5.1%
Kuwait Investment Authority (5)	1,616,392	7.1%
Named Executive Officers and Directors
Erick DeOliveira (6)	26,635	0.1%
Michael Harper (7)	518,574	2.3%
Paul Kellenberger (8)	2,303,933	10.1%
Ronald Rheinheimer (9)	373,121	1.6%
Pankaj Gupta (10)	11,580,670	50.7%
Amit Jain	-	0.0%
Joanna Morris	-	0.0%
Abhay Pande	-	0.0%
Angela Prince	-	0.0%
Jane Swift	-	0.0%
All Directors and Executive Officers as a Group (10 persons)	14,802,933	56.8%

(1)	Based on 22,849,378 shares of common stock outstanding as of December 31, 2024.
(2)	Based solely on information provided in a Schedule 13G filed on February 14, 2025 by bSpace Investments Ltd and Mohammed Al Hassan. The shares are held of record by bSpace Investments Ltd. Mohammed Al Hassan holds 100% of the equity interest in bSpace Investments Ltd in his personal capacity. The address for bSpace

Investments Ltd is Emaar Square, Building 4, Office 701, Downtown Dubai, PO Box 215931, United Arab Emirates.
(3)	Based solely on information provided in a Schedule 13G filed on February 14, 2025 by dSpace Investments Ltd and Pankaj Gupta. The shares are held of record by dSpace Investments Ltd. Pankaj Gupta holds 100% of the equity interest in dSpace Investments Ltd and therefore may be deemed to be the beneficial owner of the securities held by dSpace Investments Ltd. Pankaj Gupta disclaims beneficial ownership of all such securities. The address for dSpace Investments Ltd is Emaar Square, Building 4, Office 701, Downtown Dubai, PO Box 215931, United Arab Emirates.
(4)	Based solely on information provided in a Schedule 13G filed on February 14, 2025 by Fiza Investments Limited and Hamad Aljumairi. The shares are held of record by Fiza Investments Limited. Hamad Aljumairi holds 100% of the equity interest in Fiza Investments Limited in his personal capacity. The address for Fiza Investments Limited is c/o Gulf Islamic Investments LLC, PO Box 215931, Emaar Square 4, 7th Floor, Downtown Dubai, United Arab Emirates.
(5)	Beneficial ownership is reported based on information provided by the Company’s transfer agent as of December 31, 2024, which is the only information readily available to the Company. The reporting person has not independently verified this information. Kuwait Investment Authority is a Kuwaiti public authority established under Kuwaiti Law No. 47/1982 for the purpose of managing, in the name and for the account of the Government of the State of Kuwait, the investments of the State of Kuwait. The business address of the reporting person is Block 1, Street 201, Building 900028, Sharq, P.O. Box: 64, Safat, 13001, Kuwait City, Kuwait.
(6)	Includes 26,635 shares of common stock issuable to Mr. DeOliveira upon the exercise of options that are exercisable within 60 days after December 31, 2024.
(7)	Includes 518,574 shares of common stock issuable to Mr. Harper upon the exercise of options that are exercisable within 60 days after December 31, 2024.
(8)	Includes 2,303,933 shares of common stock issuable to Mr. Kellenberger upon the exercise of options that are exercisable within 60 days after December 31, 2024.
(9)	Includes 373,121 shares of common stock issuable to Mr. Rheinheimer upon the exercise of options that are exercisable within 60 days after December 31, 2024.
(10)	Includes 11,580,670 shares of common stock held by Mr. Gupta through dSpace Investments Ltd, which is also beneficially owned by Mr. Gupta and over which Mr. Gupta has sole voting and investment power. The address for Mr. Gupta is Emaar Square, Building 4, Office 701, Downtown Dubai, PO Box 215931, United Arab Emirates.

Item 13. Certain Relationships and Related Transactions, and Director Independence

A “related party transaction” is any actual or proposed transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including those involving indebtedness not in the ordinary course of business, to which we or our subsidiaries were or are a party, or in which we or our subsidiaries were or are a participant, in which the amount involved exceeded or exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related party had or will have a direct or indirect material interest. A “related party” includes:

●	any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
●	any person who beneficially owns more than 5% of our common stock;

●	any immediate family member of any of the foregoing; or
●	any entity in which any of the foregoing is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Historically, certain of our insiders and other related parties have been part of the funding groups that have provided funding to us via loans, convertible loans, preferred equity and direct equity investments into us as further described in this report and below.

Other than the transactions described below and the compensation arrangements for our named executive officers, which we describe above, there were no related party transactions to which we were a party since the beginning of our last fiscal year or during the two fiscal years preceding our last fiscal year, or any currently proposed related party transaction.

bSpace Investments Limited

bSpace Investments Limited (“bSpace”) owns 5,506,800 common shares, or 24.1%, of our common stock. Mohammed Al Hassan, the Co-CEO of Gulf Islamic Investments, LLC (“GII”), personally holds 100% of the equity interest in bSpace. As such, although GII does not own any securities of bSpace, GII may be deemed to be an affiliate of bSpace.

dSpace Investments Limited

dSpace Investments Limited (“dSpace”) controls zSpace, Inc. through its ownership of 11,580,670 common shares stock which is 50.7% of our common stock. Pankaj Gupta, one of our directors and the Co-CEO of GII, holds 100% of the equity interest in dSpace in his personal capacity. As such, although GII does not own any securities of dSpace, GII may be deemed to be an affiliate of dSpace.

Fiza Investments Limited

Fiza Investments Limited holds an aggregate of $5.0 million in principal amount of our convertible notes, plus accrued interest and an aggregate of approximately $2.2 million in principal amount of our non-convertible loans. The convertible notes held by Fiza are convertible into our common stock upon the occurrence of certain events. Husain Zariwala, the Chief Financial Officer of GII and Imran Ladhani, the Head of Operations & Investor Relations of GII, each own 50% of the equity interests and voting control of Fiza. As such, they may be deemed to be the beneficial owners of the securities held by Fiza, as determined under rules issued by the SEC. Mr. Zariwala and Mr. Ladhani each disclaim beneficial ownership of all such securities.

Kuwait Investment Authority Loan

The Kuwait Investment Authority (“KIA”) owns 1,615,392 shares, or 7.1%, of our common stock. In February 2019, we entered into a promissory note (the “KIA Note”) with KIA.

On January 10, 2024, the balance of approximately $5.2 million under the KIA Note was converted into 5,190 shares of New NCNV Preferred Stock pursuant to the terms of a debt conversion agreement between KIA and us and all obligations and commitments under the KIA Note were terminated. In connection with the conversion, 8,062 of KIA’s then-existing shares of NCNV preferred stock were reclassified as or exchanged for an equivalent number of New NCNV Preferred Stock. [At the closing of our initial public offering, those shares were converted into 1,615,392 shares of our common stock.]

Director Independence

In December 2024, our board of directors determined that each of the directors on our board of directors, other than Paul Kellenberger, Pankaj Gupta and Amit Jain qualifies as an independent director under the rules of Nasdaq, and SEC rules and regulations. Under the rules of Nasdaq, unless an explicit exemption exists, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the board of directors reviewed and discussed information provided by our directors and by us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of capital stock by each non-employee director and the transactions involving them described in this section.

Related Person Transactions Policy

Our board of directors has adopted a written policy relating to the approval of related person transactions. A “related person transaction” is any transaction or series of transactions in which we are a participant, the amount involved exceeds $120,000, and a Related Person (as defined in the policy) has a direct or indirect material interest resulting in a potential transaction with a Related Person.

Our audit committee of the board of directors is responsible for the oversight of the policy and as such, will be entitled to rely upon determinations made and reported by our management. Our management will be responsible for determining whether a transaction is a Related Person Transaction subject to the policy, including whether the Related Person has a material interest, based on a review of all facts and circumstances. Upon a determination by our management that a transaction is a Related Person Transaction subject to the policy, the material facts concerning the transaction and the Related Person’s interest in the transaction must be reported to our audit committee.

The policy will apply to the members of our board of directors, our executive officers (as defined under the regulations of the Securities and Exchange Commission), including, in any case, but not limited to, our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, and all of our employees. It is the responsibility of all directors, officers, employees to comply with the policy. Members of the families of our directors, officers and employees and others living with them and all holding companies and other related entities and all persons or companies acting on behalf of or at the request of any of the foregoing also are expected to comply with the policy, as if they themselves were our directors, officers or employees.

Indemnification of Directors and Officers

We have entered into indemnification agreements with each of our directors and executive officers and expect to enter into a similar agreement with any new director or executive officer. The indemnification agreements, together with our bylaws, will provide that we will jointly and severally indemnify each indemnitee to the fullest extent permitted by the DGCL from and against all loss and liability suffered and expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred by or on behalf of the indemnitee in connection with any threatened, pending, or completed action, suit or proceeding. Additionally, we will agree to advance to the indemnitee all out-of-pocket costs of any type or nature whatsoever incurred in connection therewith. See “Description of Capital Stock — Limitation on Liability and Indemnification of Directors and Officers.

Item 14. Principal Accountant Fees and Services

We have appointed BDO USA, P.C. (“BDO”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2024. BDO has served as our independent registered public accounting firm since 2022.

Fees Billed to the Company in fiscal year 2024 and 2023

The following table sets forth the fees billed to us by our auditor, BDO, for professional services rendered during the fiscal years ended December 31, 2024 and December 31, 2023:

	Year Ended December 31,
	2024	2023
Audit Fees(1)	$1,396	$1,989
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,396	$1,989
(1)Audit Fees - Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements.

Pre-Approval Policies and Procedures

The Audit Committee has the authority to appoint or replace our independent registered public accounting firm (subject, if applicable, to stockholder ratification). The Audit Committee is also responsible for the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. The independent registered public accounting firm was engaged by, and reports directly to, the Audit Committee.

The Audit Committee pre-approves all audit services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act and Rule 2-01(c)(7)(i)(C) of Regulation S-X, provided that all such excepted services are subsequently approved prior to the completion of the audit. We have complied with the procedures set forth above, and the Audit Committee has otherwise complied with the provisions of its charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)Financial statements.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” page F-1.

(a)(2)Financial Statement Schedules.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” page F-1.

(a)(3)Exhibits.

Exhibit Number.	Description
3.1	Amended and Restated Certificate of Incorporation of zSpace, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

3.2	Second Amended and Restated Bylaws of zSpace, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.3*	Description of Securities

10.1#	2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.2#	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.3#	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.4#	Form of RSU Grant Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to zSpace, Inc.’s registration statement on Form S-1 File No. 333-280427).

10.5#	Form of Incentive Option Grant Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to zSpace, Inc.’s registration statement on Form S-1 File No. 333-280427).

10.6#

Form of Non-Qualified Stock Option Grant Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to zSpace, Inc.’s registration statement on Form S-1 File No. 333-280427).

10.7#	Employment Agreement between the Company and Paul Kellenberger, dated May 30, 2024 (incorporated by reference to Exhibit 10.7 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.8#	Employment Agreement between the Company and Erick DeOliveira, dated May 28, 2024 (incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.9#	Employment Agreement between the Company and Ronald Rheinheimer dated June 6, 2024 (incorporated by reference to Exhibit 10.9 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.10#	Employment Agreement between the Registrant and Mike Harper, dated May 28, 2024 (incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.11

Loan and Security Agreement, by and between Fiza Investments Limited and the Company, dated November 3, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.12

Amendment No. 1 to Loan and Security Agreement dated November 3, 2022, by and between Fiza Investments Limited and the Company, dated July 11, 2024 (incorporated by reference to Exhibit 10.18 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.13

Amendment No. 2 to Loan and Security Agreement dated November 3, 2022, by and between Fiza Investments Limited and the Company, dated October 23, 2024 (incorporated by reference to Exhibit 10.19 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.14

Amendment No.3 to Loan and Security Agreement dated November 3, 2022, by and between Fiza Investments Limited and the Company, dated November 7, 2024 (incorporated by reference to Exhibit 10.20 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.15

Loan Agreement, by and between Fiza Investments Limited and the Company, dated September 12, 2022 (incorporated by reference to Exhibit 10.21 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.16

Business Loan and Security Agreement #1, by and between Itria Ventures LLC and the Registrant, dated January 31, 2023 (incorporated by reference to Exhibit 10.22 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.17

Business Loan and Security Agreement #2, by and between Itria Ventures LLC and the Registrant, dated January 31, 2023 (incorporated by reference to Exhibit 10.23 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.18

Intercreditor Agreement, by and between Itria Ventures LLC, bSpace Investments Limited, Fiza Investments Limited and the Company, dated January 31, 2023 (incorporated by reference to Exhibit 10.24 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.19

Business Loan and Security Agreement #3, by and between Itria Ventures LLC and the Company, dated April 12, 2023 (incorporated by reference to Exhibit 10.25 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.20

Loan Agreement, by and between Fiza Investments Limited and the Company, dated May 29, 2023 (incorporated by reference to Exhibit 10.26 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.21

Loan Agreement, by and between Fiza Investments Limited and the Company, dated November 16, 2023 (incorporated by reference to Exhibit 10.27 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.22

Convertible Promissory Note, issued by the Company in favor of Fiza Investments Limited, dated March 9, 2024 (incorporated by reference to Exhibit 10.31 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.23

Business Loan and Security Agreement, by and between Itria Ventures LLC and the Company, dated May 17, 2024 (incorporated by reference to Exhibit 10.32 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.24

Intercreditor Agreement, by and between Itria Ventures LLC and Fiza Investments Limited with respect to their security interests in the assets of the Company, dated May 17, 2024 (incorporated by reference to Exhibit 10.33 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.25

Letter Agreement, by and between Fiza Investments Limited and the Company, dated May 17, 2024 (incorporated by reference to Exhibit X10.34of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.26

Letter Agreement, by and between Fiza Investments Limited and the Company, dated June 5, 2024 (incorporated by reference to Exhibit 10.35 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.27

Intercreditor Agreement, by and between Itria Ventures LLC and Fiza Investments Limited with respect to their security interests in the assets of the Company, dated June 5, 2024 (incorporated by reference to Exhibit 10.36 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.28†

License Agreement, by and between Supplier and the Company, dated November 10, 2023 (incorporated by reference to Exhibit 10.37 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.29†

Master Supply Agreement, by and between Supplier and the Company, dated August 20, 2021 (incorporated by reference to Exhibit 10.38 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.30†

Amendment to Master Supply Agreement, by and between Supplier and the Company, dated March 11, 2024 (incorporated by reference to Exhibit 10.39 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.31	Supply Agreement, by and between Supplier and the Company, dated July 14, 2023 (incorporated by reference to Exhibit 10.40 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.32

Loan and Security Agreement, by and between Fiza Investments Limited and the Company, dated July 11, 2024 (incorporated by reference to Exhibit 10.41 of the Company’s registration statement on Form S-1 File No. 333-280427.

10.33

Amendment No. 1 to Loan and Security Agreement dated July 11, 2024, by and between Fiza Investments Limited and the Company, dated October 23, 2024 (incorporated by reference to Exhibit 10.41 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.34

Amendment No. 2 to Loan and Security Agreement dated July 11, 2024, by and between Fiza Investments Limited and the Company, dated November 7, 2024 (incorporated by reference to Exhibit 10.40 of the Company’s registration statement on Form S-1 File No. 333-280427).

14.1*	Code of Business Conduct and Ethics

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

24.1	Power of Attorney

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
#	Indicates a management contract or compensatory plan or arrangement.

†	Pursuant to Item 601(a)(10) of Regulation S-K, certain exhibits and schedules to this agreement have been omitted.
We hereby agree to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits and/or schedules.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2025.

zSPACE, INC.

By:	/s/ Paul Kellenberger
Paul Kellenberger
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant on March 27, 2025 and in the capacities and on the dates indicated:

Signature	Title

/s/ Paul Kellenberger	Chief Executive Officer and Chairman
Paul Kellenberger	(Principal Executive Officer)

/s/ Erick DeOliveira	Chief Financial Officer
Erick DeOliveira	(Principal Financial and Accounting Officer)

*/s/ Pankaj Gupta	Director
Pankaj Gupta

*/s/ Amit Jain	Director
Amit Jain

*/s/ Joanna Morris	Director
Joanna Morris

*/s/ Abhay Pande	Director
Abhay Pande

*/s/ Angela Prince	Director
Angela Prince

*/s/ Jane Swift	Director
Jane Swift

*By /s/ Erick DeOliveira
Erick DeOliveira, as Attorney-in-Fact