Form 10-Q
period 2025-03-31
zSpace, Inc.
filed 2025-05-14
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42431

ZSpace, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2284050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
55 Nicholson Lane San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant’s telephone number, including area code: (408) 498-4050

Title of Each Class	Trading symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001 per share	ZSPC	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 2, 2025, there were 22,881,681 of the registrant’s common stock outstanding.

ZSpace, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2025

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “zSpace,” and “the Company” refer to zSpace, Inc., together with its consolidated subsidiaries, unless the context requires otherwise.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of the Company’s Annual Report for the fiscal year ended December 31, 2024 on Form 10-K. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

zSpace, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$1,129	$4,864
Accounts receivable, net of allowance of $46 and $44	3,838	3,176
Inventory, net	1,984	3,238
Prepaid expenses and other current assets	2,839	2,233
Total current assets	9,790	13,511
Property and equipment, net	19	21
Other assets	40	—
Total assets	$9,849	$13,532
LIABILITIES, TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$6,023	$5,656
Accrued expenses and other current liabilities	5,466	5,365
Other current debt	5,342	5,764
Current accrued interest	229	783
Deferred revenue, current portion	2,868	3,324
Total current liabilities	19,928	20,892
Other noncurrent debt	7,606	6,191
Noncurrent accrued interest	1,647	819
Deferred revenue, net of current portion	287	318
Total liabilities	29,468	28,220
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of March 31, 2025; 22,849,378 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Additional paid-in capital	276,356	275,383
Accumulated other comprehensive income	257	329
Accumulated deficit	(296,232)	(290,400)
Total stockholders’ deficit	(19,619)	(14,688)
Total liabilities, temporary redeemable preferred stock and stockholders’ deficit	$9,849	$13,532

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$6,759	$7,841
Cost of goods sold	3,553	5,139
Gross profit	3,206	2,702
Operating expenses:
Research and development	1,095	1,977
Selling and marketing	4,002	5,505
General and administrative	3,493	6,609
Total operating expenses	8,590	14,091
Loss from operations	(5,384)	(11,389)
Other (expense) income:
Interest expense	(502)	(729)
Other income (expense), net	56	(82)
Loss on extinguishment of debt	—	(52)
Loss before income taxes	(5,830)	(12,252)
Income tax expense (benefit)	2	(5)
Net loss	(5,832)	(12,247)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(72)	74
Comprehensive loss	$(5,904)	(12,173)

Net loss available to common shareholders used in basic and diluted earnings per share	$(5,832)	$(12,330)

Net loss per common share – basic and diluted	$(0.26)	$(70.83)

Weighted-average common shares outstanding – basic and diluted	22,849,378	174,077

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

						Accumulated
	Temporary Redeemable				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, January 1, 2024	3,978,898	$106,952	174,077	$—	$138,878	228	$(269,577)	$(130,471)
Stock based compensation	—	—	—	—	7,253	—	—	7,253
Cancellation of NCNV 1 preferred stock	(562)	(562)	—	—	—	—	—	—
Issuance of NCNV 2 preferred stock	5,752	5,752	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(12,247)	(12,247)
Foreign currency translation adjustments	—	—	—	—	—	74	—	74
Balance, March 31, 2024	3,984,088	$112,142	174,077	$—	$146,131	302	$(281,824)	$(135,391)

Balance, January 1,2025	—	$—	22,849,378	$—	$275,383	329	$(290,400)	$(14,688)
Stock based compensation	—	—	—	—	973	—	—	973
Net loss	—	—	—	—	—	—	(5,832)	(5,832)
Foreign currency translation adjustments	—	—	—	—	—	(72)	—	(72)
Balance, March 31, 2025	—	$—	22,849,378	$—	$276,356	257	$(296,232)	$(19,619)

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,832)	$(12,247)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash amortization of other debt discount	17	18
Provision for excess and obsolete inventory	6	—
Stock-based compensation expense	973	7,253
Depreciation	1	4
Loss on extinguishment of debt	—	52
Changes in operating assets and liabilities:
Accounts receivable	(662)	(1,443)
Inventory	1,248	(508)
Prepaid expenses and other assets	(647)	(233)
Accounts payable	367	457
Accrued expenses	100	251
Deferred revenue	(487)	695
Accrued interest	275	287
Net cash used in operating activities	(4,641)	(5,414)
Cash flows from investing activities:
Capital expenditures	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from convertible notes	—	5,000
Proceeds from other debt issuances	2,000	—
Fees paid for debt issuance	(30)	—
Repayment of other debt issuances	(992)	(1,022)
Fees paid for deferred offering costs	—	(264)
Net cash provided by financing activities	978	3,714
Effects of exchange rate changes on cash and cash equivalents	(72)	(240)
Net decrease in cash, cash equivalents and restricted cash	(3,735)	(1,940)
Cash, cash equivalents and restricted cash, beginning of period	4,864	3,128
Cash, cash equivalents and restricted cash, end of period	$1,129	$1,188
Supplemental disclosure of cash flow information:
Cash paid for interest	$210	424
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$—	$295
Issuance of NCNV in exchange for related party debt and accrued interest	$—	$5,190
Unpaid deferred offering costs	$—	$161

See accompanying notes to condensed consolidated financial statements.

ZSPACE, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the assets, liabilities, results of operations and cash flows of the Company.

The Company has prepared its unaudited condensed consolidated financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and notes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all  adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity Risk and Going Concern

For the three months ended March 31, 2025 and 2024, the Company incurred net losses of $5.8 million and $12.2 million, respectively. For the three months ended March 31, 2025 and 2024, the Company incurred negative cash flows from operations of $4.6 million and $5.4 million, respectively. The Company had combined cash, cash equivalents and restricted cash balance of $1.1 million and $4.9 million as of March 31, 2025 and December 31, 2024, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, expanding its partnerships with resellers, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and temporary redeemable preferred stock to private investors (Note 6), the proceeds of its Initial Public Offering (the “IPO”) in December 2024 and debt financing (Note 5). The Company evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business and does not include any adjustments to reflect the outcome of this uncertainty.

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

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are disclosed in the notes to financial statements for the fiscal year ended December 31, 2023 and have not changed significantly since those financial statements were issued.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet as of March 31, 2025 and 2024, and December 31, 2024, to the amounts reported on the condensed consolidated statement of cash flows (in thousands):

	March 31,	December 31,
	2025	2024
Cash	$798	$1,329
Cash equivalents	24	3,228
Restricted cash	307	307
Total cash, cash equivalents and restricted cash	$1,129	$4,864

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

After all attempts to collect accounts, receivable balances have failed, the balance is written off against the allowance for credit losses. As of March 31, 2025 and December 31, 2024, the Company reported an allowance for credit losses balance of $46,000 and $44,000, respectively.

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

The Company’s certificate of incorporation did not provide redemption rights to the holders of the Series A preferred stock. If a liquidation event had occurred, all the funds and assets of the Company available for distribution among all the stockholders would have been distributed based on a defined mechanism. Although the Series A preferred stock was not redeemable, in the event of certain “deemed liquidation events” that were not solely within the Company’s control (including merger, acquisition, or sale of all or substantially all of the Company’s assets, or public offerings), the holders of the preferred stock would have been entitled to preference amounts paid before distribution to other stockholders and hence effectively redeeming the preference amount outside of the Company’s control. In accordance with Accounting Series Release No. 268 (“ASR 268”) and ASC 480, the Company’s Series A redeemable preferred shares were classified outside of stockholders’ deficit in temporary equity as a result of these in-substance contingent redemption rights.

The Company’s certification of incorporation, as amended in August 2022, allowed the holders of the newly issued non-convertible non-voting preferred shares (“NCNV preferred shares”) to redeem the shares, at the election of the majority of the holders, on or after March 15, 2023. The amended articles did not change any of the rights and privileges of the Company’s previously issued Series A preferred stock, other than providing liquidation and dividend preferences to the NCNV holders over all other stockholders. As the redemption of the NCNV preferred stock was outside of the control of the Company,  in accordance with  ASR 268 and ASC 480, the Company’s NCNV preferred shares were classified outside of stockholders’ deficit prior to redemption. As discussed in Note 6, the NCNV preferred shares were redeemable at the option of the majority holder with the passage of time. Therefore, the Company accreted the carrying value of the NCNV preferred shares to its redemption value using the effective interest method.

On July 12, 2024, the Company amended its certificate of incorporation to change the issue price per share of the NCNV Preferred Stock from $1,000 to $600. The Company accounted for this amendment as an extinguishment. A new basis of accounting for the modified preferred shares resulted and was accounted for as a redemption, which recognized the modified shares at their fair value and derecognized the old instrument’s carrying amount with the difference recorded to additional paid-in capital.

On December 29, 2023, as part of a recapitalization, the NCNV preferred shares were converted into NCNV 1, NCNV 2 and NCNV 3 preferred stock. In connection with a recapitalization, the Company’s certificate of incorporation was amended in December 2023 to include various liquidation preferences to the preferred stockholders over all common stockholders.

Upon the completion of the IPO on December 6, 2024 and the conversion of the Series A preferred stock into common stock, no shares are outstanding of the Series A preferred stock at March 31, 2025 and December 31, 2024.

Deferred Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred that are directly related to the Company’s planned public offering transactions. These costs are charged to stockholders’ equity (deficit) upon the completion of the transaction. The Company incurred in the three months ended March 31, 2024, the Company incurred $0.3 million in offering costs related to a separate planned public offering, the IPO, that was completed in December 2024.

Fair Value of Financial Instruments

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

	As of March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$24	$—	$—	$24
Total financial assets	$24	$—	$—	$24

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$3,228	$—	$—	$3,228
Total financial assets	$3,228	$—	$—	$3,228

During the three months ended March 31, 2024, the Company had embedded derivatives related to its outstanding debt instruments. With the conversion of the debt instruments into common stock in connection with the IPO on December 6, 2024, the Company will no longer need to continue to assess the fair value of the embedded derivatives at each year end.

New Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company has adopted this ASU on its disclosures effective January 1, 2025. The adoption of this ASU has had no significant impact on  the Company’s consolidated financial statements or disclosures.

In March 2024, the FASB issued ASU 2024-01, Compensation — Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards, which clarifies how an entity should determine whether profits interest or similar awards are within the scope of ASC 718. The amendment is effective for fiscal years beginning after December 15, 2024 and early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU and does not expect a material impact to the Company’s consolidated financial statements or disclosures.

In November 2024, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2024-03 to disaggregate income statement expenses in their financial disclosures. This new standard aims to provide investors with more detailed information about the types of expenses included in commonly presented expense captions, such as cost of sales, selling, general, and administrative expenses (SG&A), and research and development. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

The following table disaggregates revenue by recognition method for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Point in time	$6,368	$7,370
Over time	391	471
Total	$6,759	$7,841

The following table disaggregates revenue by type of products and services for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Hardware	$3,829	$5,195
Software	1,952	1,961
Services	978	685
Total	$6,759	$7,841

The following table disaggregates revenue by geographic area for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$5,799	$6,669
International	960	1,172
Total	$6,759	$7,841

China made up $1,000 and $0.3 million of international sales for the three months ended March 31, 2025 and 2024, respectively.

The amount of deferred revenue as of March 31, 2025 and December 31, 2024 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations.

As of March 31, 2025 and December 31, 2024, the Company has $3.2 million and $3.6 million in deferred revenue. As of March 31, 2025 approximately $2.9 million of the balance is expected to be earned within the next 12 months, with $0.3 million to be earned within the next 13 to 60 months.

As of December 31, 2024 approximately $3.3 million of the balance was expected to be earned within the next 12 months, with $0.2 million to be earned within the next 13 to 24 months and $0.1 million to be earned within the next 25 to 60 months.

As of March 31, 2025 and December 31, 2024, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory, net

As of March 31, 2025 and December 31, 2024, inventory, net of reserve consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$1,692	$2,935
Raw materials	292	303
Total inventory	$1,984	$3,238

Prepaid and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Advances to suppliers	$783	$669
Deferred software costs	477	471
Prepaid operating expense	1,579	1,093
Total prepaid expenses and other current assets	$2,839	$2,233

Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Accrued purchases	$685	$685
Accrued compensation	2,540	2,074
Other current liabilities	2,241	2,606
Total accrued expenses and other current liabilities	$5,466	$5,365

5.	DEBT AND RELATED PARTY DEBT

As of March 31, 2025 and December 31, 2024, debt and related party debt is comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Short-term debt:
Fiza Investments Limited Loans, term debt	$—	$2,202
Other term loans	5,342	3,562
Total other current debt	5,342	5,764
Total short-term debt	$5,342	$5,764
Other noncurrent debt:
Other term loans	$12,989	$9,780
Less: debt issuance costs	(41)	(27)
Less: current portion	(5,342)	(3,562)
Total other noncurrent debt	$7,606	$6,191

There were no outstanding convertible debt instruments as of March 31, 2025 and December 31, 2024.

As of March 31, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2025	$4,363
2026	1,424
2027	7,202
Total	$12,989

During the three months ended March 31, 2025, the Company capitalized $30,500 of debt discount and issuance costs on term loans incurred. Debt discount and issuance costs incurred on convertible debt instruments were either eliminated through restructuring or extinguishment accounting or were considered immaterial and expensed when incurred for the period ended March 31, 2024.

As a result of the May 2022 troubled debt restructurings, which are described in further detail below, the maximum future cash flows of certain of the Company’s convertible debt instruments was less than the carrying amount of the debt at the time of restructuring. As a result of accounting for the troubled debt restructuring, contractual interest expense was greater than the corresponding amount recorded in the consolidated statements of operations for convertible debt instruments for the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, respectively, $0 and $0.9 million less interest expense was recorded in the consolidated statements of operations than contractual interest requirements.

Kuwait Investment Authority Loan

In February 2019, the Company entered into a $5.0 million promissory note with Kuwait Investment Authority (“KIA”) a principal shareholder. The note accrued interest at 2.8% per year and was due on- demand at any point in time after December 31, 2020. Principal and interest were due at maturity and would be accelerated upon an event of default or a change in control. The Company would grant KIA a warrant in the event of certain dilutive issuances. The Company evaluated the loan for embedded derivatives that require bifurcation and separate accounting and noted that there were none.

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

As of December 31, 2021, gross principal amounts due under the KIA loan, including the repayment premium, were $12.5 million and interest accrued on the KIA loan at 2.75% per annum. The KIA loan is redeemable upon the occurrence a qualified public offering or equity financing and is convertible upon a non-qualified public offering or other equity financing. Upon the occurrence of a qualified public offering the loan will automatically convert into shares of the Company at the original issue price of the listing. Upon the occurrence of a non-qualified public offering or other equity financing, the note will convert into shares of the Company issued in the event at the issuance price, should bSpace elect to convert its loan. Additionally, the note may convert into a next round of preferred stock at a conversion price equal to the greater of $110.0 million or (b) 4x the Company’s trailing 12-month revenue divided by the sum of (1) the total number of shares of Common Stock outstanding, and (2) shares of Common Stock reserved for issuance pursuant to a stock option plan, restricted stock plan, or other stock. The note will convert, should bSpace elect to convert its loan.

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

Fiza Investments Limited Loan

September 2022 Convertible Debt

In September 2022, the Company entered into a short form loan agreement with Fiza Investments Limited (“Fiza”) and received $2.5 million to help the Company meet immediate working capital requirements “Tranche I Loan”). In

November 2022, the Convertible Loan and Security Agreement (“Convertible LSA”) was executed and provided for loans up to $5.0 million and received the remaining $2.5 million (“Tranche II loans”).

The loan was due on or before September 12, 2023, and bears an interest rate of 13% per annum. The loan was secured by the Company’s assets. The loan required mandatory prepayment upon (1) an event of default; (2) any listing of the Company’s securities; or (3) a change of control. The convertible debt lender has the right, in its sole discretion, to convert the loan (1) in the event of a public offering into the securities issued in such offering; (2) in the case of an equity financing, into new preferred stock on the same terms of the equity offering or (3) at any time into the Company’s most senior round of preferred stock at a formulaic conversion price. On July 11, 2024, an amendment to the loan was executed whereby the lender waived the events of default occurring under the loan and the maturity date of the loan was extended to July 31, 2026.

With the completion of the IPO on December 6, 2024, the outstanding balance of $5.0 million is no longer convertible into zSpace common stock. The principal balance and accrued interest are due on July 31, 2026. As of March 31, 2025 and December 31, 2024, gross principal amounts due on the convertible loan were $5.0 million and have been classified as non-current other term loans on the balance sheet.

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

On July 11, 2024, the Company and its lender executed the definitive agreement, which combined Tranche III Loan and Tranche IV Loan and extended the maturity date to 24 months from the loan disbursement dates. The loan will be repaid in monthly installments, unless accelerated due to an event of default or change in control. The Tranche IV loan bears an interest rate of 25% on the amount of outstanding principal.

On April 10, 2025, in connection with the Senior Secured Convertible note financing described in Note 15, all  amounts owed to Fiza are due beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible note. As of March 31, 2025 and December 31, 2024, gross principal amounts due on the Fiza term debt is $2.2 million and have been classified as non-current other term loans on the balance sheet.

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

On February 26, 2025, the Company entered into two Loan and Security Agreements (“Term Loans 8 and 9”)  in the principal amounts of $1,100,000 and $900,000 (the “Loans”). The Loans bear interest at a rate of 18.00% per year (subject to increases upon an event of default) and are payable on a monthly basis in 12 equal installments, maturing on February 26, 2026. The Company may prepay the Loans in full at any time during the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance. In connection with the Senior Secured Convertible Debt financing on April 10, 2025, Term Loans 8 and 9 were prepaid. See Note 15 – Subsequent Events for more information.

The outstanding balance of other term loans as of March 31, 2025 and December 31, 2024 is $5.8 million and $4.8 million, respectively. The effective interest rates of Term Loan 1, Term Loan 3, Term Loan 4, Term Loan 5, Term Loan 6, Term Loan 7, Term Loan 8 and Term Loan 9 are 14.2%, 20.1%, 17.8%. 17.8%. 17.8%, 18.8%, 25.0% and 21.4%, respectively.

SAFE Agreements

During July 2024, the Company entered into multiple Simple Agreement for Future Equity (“SAFE”) agreements with three suppliers in exchange for a reduction of liabilities to such suppliers in the amount of $3.3 million. In connection with the IPO on December 6, 2024, the $3.3 million of Safe Agreements were exchanged for 650,029 shares of common stock.

6.	TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has shares reserved and available for future issuance of common stock as follows as of March 31, 2025:

March 31,
2025
Warrants	107,813
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	5,984,204
Awards outstanding under the 2024 Equity Plan	1,345,580
Shares available for future issuance under the 2024 Equity Incentive Plan	1,362,595
Shares authorized and available for future issuance	68,350,430
Total shares reserved and available for future issuance of common stock	77,150,622

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

Preferred Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 5,000,000 shares of preferred stock with no shares of preferred stock designated or outstanding.  As of January 1 and March 31, 2024, the Company was authorized to issue 4,014,946 shares of preferred stock with a par value of $0.00001 per share, of which 3,874,946 shares were designated as Series A preferred stock and 140,000 shares were designated as NCNV preferred shares. Shares outstanding for both the Series A and NCNV preferred stock for the period ended March 31, 2024 was as follows (in thousands, except share data):

	Series A Preferred Stock		NCNV Preferred Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2024:	3,874,946	$3,000	—	$
Balance at March 31, 2024:	3,874,946	$3,000	—		$—

As discussed below, shares of NCNV 1 and NCNV 3 preferred stock were issued in December 2023. No amounts of NCNV 1, NCNV 2, or NCNV 3 preferred stock were previously outstanding.

	NCNV Preferred		NCNV Preferred		NCNV Preferred
	Stock 1		Stock 2		Stock 3
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	55,312	$55,312	—	$—	48,640	$48,640
Cancellation of NCNV 1 Preferred Stock	(562)	(562)	—	—	—	—
Issuance of NCNV 2 Preferred Stock in exchange for Debt Forgiveness	—	—	5,752	5,752	—	—
Balance at March 31, 2024:	54,750	$54,750	5,752	$5,752	48,640	$48,640

Warrants

In connection with the IPO, the Company issued to the underwriter warrants to purchase 107,813 shares of common stock (including the over-allotment option exercised) at an exercise price of $7.50 per share. The warrants expire five years after the IPO in December 2029. The Company used the Black-Scholes method to determine the fair value of the warrants at the time of issuance to the underwriter and determined the warrants meet the requirements under ASC 718 to be classified as equity. The fair market value of the warrants were valued at $0.2 million at the time of issuance in December 2024.

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

Redemption Rights (Liquidation)

In the event of certain capital transactions deemed to be a liquidation transaction, the holders of the Series A preferred stock are entitled to a per share liquidation preference, plus any declared but unpaid dividends on such shares, prior to distributions to any class of common stockholders.

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

NCNV Preferred Stock

On January 11, 2024, 562 shares of NCNV 1 preferred stock were converted into NCNV 2 preferred stock and 5,752 shares of NCNV 2 preferred stock were issued in exchange for all the outstanding debt from KIA as described in Note 5.

The New NCNV Preferred Stock has liquidation preference to the Series A Preferred Stock and Common Stock. Immediately prior to the closing of the sale of shares of Common Stock to the public in a firm- commitment underwritten public offering resulting in at least $8.75 million of gross proceeds to the Company, all of the outstanding New NCNV Preferred Stock will automatically convert into Common Stock. Such converted New NCNV Preferred Stock shall be retired and cancelled and may not be reissued as shares of such series.

The New NCNV Preferred Stock had the following rights and privileges until it was converted into 13,097,040 shares of common stock as part of the Company’s IPO on December 6, 2024:

Dividend Rights

The holders of the New NCNV Preferred Stock are entitled to receive dividends at the rate of 5% of the issue price per share of $1,000, prior to payment of dividends to the holders of Series A preferred stock, if declared by the Board of Directors. The dividends are non-cumulative. On July 12, 2024, the Company amended its certificate of incorporation to change the issue price per share of the NCNV Preferred Stock from $1,000 to $600.

Conversion Rights

New NCNV Preferred Stock are non-convertible other than the automatic mandatory conversion provision described above.

Voting Rights

New NCNV Preferred Stock are non-voting.

In addition to the New NCNV Preferred Stock rights and privileges, the Original NCNV preferred stock had the following rights:

Redemption Rights

At any time on or after March 15, 2023, the majority holders of NCNV preferred stock may request redemption at the issue price per share of $600 per share, plus all declared but unpaid dividends.

7.	STOCK BASED COMPENSATION EXPENSE

Equity incentive plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan allows a specific Committee, or the Board of Directors, to grant incentive stock options to employees, and nonqualified stock options and other stock awards to employees, officers, directors, and consultants. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements and is generally over a four-year period. Awards generally expire 10 years from the date of grant.

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

On February 13, 2025, the Company granted 724,646 Restricted Stock Units (“RSUs”) to our named executive officers and the Board of Directors under the 2024 Stock Plan at a fair market value of $12.9 million. The 0.7 million officer and director RSUs vest at quarterly periods over one to three years. On March 31, 2025, the Company granted 620,934 RSUs to employees at a fair market value of $4.6 million. The 0.6 million employee RSUs vest at quarterly periods over three years.

As of March 31, 2025, the maximum number of shares available for issuance to participants pursuant to awards under the 2024 Plan is 1,362,595. The shares available for issuance under the 2024 Stock Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. As of December 31, 2024, there were no shares of our common stock subject to outstanding awards under the 2024 Plan.

As of March 31, 2025, 8,692,379 shares were authorized under the 2007, 2017 and 2024 Stock Plans. Shares forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool. Since December 6, 2024, we have not granted and do not intend to grant any further awards under the 2007 and 2017 Stock Plans.

Determination of fair value of stock options

As of March 31, 2025 and December 31, 2024, the Company had approximately 6.0 million options outstanding under both Plans. As of March 31, 2025 and December 31, 2024, all options outstanding were granted solely with time-based vesting requirements.

There were no options granted during the three months ended March 31, 2025. The fair value of the stock options outstanding during the three months ended March 31, 2024 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

March 31,
2024
Dividend yield	—
Expected term	5.0 - 6.1 years
Risk-free interest rates	1.0% - 4.1%
Expected volatility	54.9% - 65.1%

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

A summary of the Company’s stock option plan and the changes during the period ended March 31, 2025 is presented below:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Remaining	Aggregate
	Outstanding	Exercise	Grant Date	Contractual	Intrinsic
	Options	Price	Fair Value	Years	Value
Balance, January 1, 2025	5,984,204	$3.04
Balance, March 31, 2025	5,984,204	$3.04		7.75	$30,840,661
Vested and Exercisable, March 31, 2025	5,583,930	$3.07		7.66	$28,896,750
Vested and Expected to Vest, March 31, 2025	5,984,204	$3.04		7.75	$30,840,661

Stock-based compensation included in the condensed consolidated statements of operations was as follows.

	Three Months Ended March 31,
	2025	2024
Cost of goods sold	$7	$115
Research and development	55	693
Sales and marketing	305	2,561
General and administrative	606	3,884
Total stock-based compensation expense	$973	$7,253

As of March 31, 2025,  total  unrecognized  stock-based  compensation  cost  was  approximately $17.0 million which is expected to be recognized on a straight-line basis over a weighted average period of 2.1 years. The intrinsic value of stock options exercised during the period was zero.

March and May 2024 Stock Option Issuance

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

In May 2024, the Company granted an advisor stock options to purchase a total of 27,088 shares of common stock. The stock options were fully vested on the grant date, are exercisable at $2.57 per share and have an expiration period of 10 years. These stock option grants were issued from the 2017 Stock Plan.

8.	TAXES

The Company estimates an annual effective tax rate of (0.20)% for the year ending December 31, 2025 as the Company incurred losses for the three months ended March 31, 2025 and expects to continue to incur losses through the remainder of the fiscal year ending December 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal or state income taxes are expected outside of state minimum tax payments. The effective rate during this period includes income tax benefits and exclusions associated with convertible debt interest and changes in valuation allowances related to future deductible temporary differences.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not. As of March 31, 2025, the Company has no uncertain tax positions that require the establishment of a reserve.

9.	NET LOSS PER SHARE

Net loss per common share (“EPS”) is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options and convertible securities. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares. Diluted EPS for convertible securities is calculated using the ‘if- converted’ method, assuming all convertible securities outstanding during the period were converted into common stock at the beginning of the reporting period, resulting in an adjustment to both the numerator (net income) and denominator (weighted average shares outstanding) to reflect the potential dilution from such conversions.

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

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Net loss	$(5,832)	$(12,247)
Cumulative preferred stock dividends	—	(83)
Net loss available to common shareholders used in basic and diluted earnings per share	$(5,832)	$(12,330)
Weighted average number of common shares used in basic and diluted earnings per share	22,849,378	174,077
Net loss per common share – basic and diluted	$(0.26)	$(70.83)

For the three months ended March 31, 2025 and 2024, the following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

Three Months Ended March 31:	2025	2024
Incentive stock options	5,984,204	5,977,220
Restricted stock units	1,345,580	—
Warrants	107,813	—
Temporary redeemable preferred stock	—	3,984,088
Total	7,437,597	9,961,308

10.	RELATED PARTY TRANSACTIONS

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

As more fully described in Note 5, on August 12, 2022, KIA forgave amounts due under its loan and security agreement in exchange for 8,062 shares of NCNV preferred stock. In January 2024, the Company entered into a loan termination agreement under which all remaining amounts outstanding under the KIA loan, plus unearned interest of $0.1 million, were redeemed for 5,750 shares of newly created NCNV Preferred Stock 2 as described in Note 6. Refer to Note 6 for details regarding the rights and privileges of the NCNV preferred stock series. The January 2024 conversion agreement relieved the Company of any further obligations under the KIA loan.

11.	COMMITMENTS AND CONTINGENCIES

Litigation

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC Topic 450, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of March 31, 2025 and December 31, 2024, there were no matters pending that required provision.

The EdtechX Merger Agreement was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing. On September 20, 2024, the Company filed a motion to dismiss the complaint in Delaware Superior Court. At this time, the Company is not aware of any pending litigation related to this matter and as such has not recorded any provision for loss.

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of March 31, 2025, the Company had $12.3 million in purchase obligations outstanding.

12.MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2025, there were no individual customers which represented 10% or more of the Company’s total revenue. For the three months ended March 31, 2024, two customers accounted for approximately 13% and 11% of the Company’s total revenue.

As of March 31, 2025, there were no individual customers which represented 10% or more of the Company’s accounts receivable. As of December 31, 2024, one customer accounted for approximately 10% of the Company’s accounts receivable.

13.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “Plan”) which allows participants to defer from 0% to 100% of cash compensation. The Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the Plan totaled approximately $0.1 million for both of the three months ended March 31, 2025 and 2024.

14.	SEGMENT REPORTING

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

The following table presents selected financial information about revenues, expenses and net loss for the three months ended March 31, 2025 and 2024 for the Company’s one reportable segment:

	Three Months Ended March 31,
	2025	2024
Revenues:
Hardware	$3,829	$5,195
Software	1,952	1,961
Services	978	685
Total revenues	6,759	7,841
Cost of goods sold
Hardware	2,417	3,801
Software	672	1,003
Services	464	335
Total cost of goods sold	3,553	5,139
Gross profit	3,206	2,702
Operating expenses:
Research and development	190	584
Software engineering	283	408
Platform engineering	622	985
Sales	2,019	2,732
General and administrative	3,493	6,609
Marketing and business development	1,848	2,509
International sales	135	264
Total operating expenses	8,590	14,091
Loss from operations	(5,384)	(11,389)
Other (expense) income:
Interest expense	(502)	(729)
Other income (expense), net	56	(82)
Loss on extinguishment of debt	—	(52)
Loss before income taxes	(5,830)	(12,252)
Income tax expense (benefit)	2	(5)
Segment net loss	$(5,832)	$(12,247)

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ending March 31, 2025, except as follows.

Senior Secured Convertible Note Financing

On April 10, 2025, zSpace, Inc., a Delaware corporation (the “Company”), entered into a securities purchase agreement (the “Securities Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company sold, and the Investor purchased, a senior secured convertible note issued by the Company (the “Note,” and such financing, the “Convertible Note Financing”) in the original principal amount of $13,978,495 (the “Principal Amount”), which is convertible into shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”). The Convertible Note Financing closed on April 11, 2025 (the “Closing Date”).

The gross proceeds to the Company from the Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000. Subject to the satisfaction of certain conditions contained in the Securities Purchase Agreement, the Company may issue an additional Note to the Investor in the principal amount of $7,526,882 (for additional gross proceeds of $7,000,000). The Company intends to use the net proceeds from the Convertible Note Financing to repay existing debt and for working capital and general corporate purposes.

The Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Investor.

Description of the Note

The Note was issued with an original issue discount of 7.0% and accrues interest at a rate of 6.0% per annum. The Note matures on April 11, 2027 (the “Maturity Date”), unless extended pursuant to the terms thereof. Interest on the Note is guaranteed through the Maturity Date regardless of whether the Note is earlier converted or redeemed. The Note is secured by a first priority security interest in substantially all the assets of the Company, including its intellectual property.

The Note is convertible (in whole or in part) at any time prior to the Maturity Date into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid late charges with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $12.39 per share (“Initial Conversion Price”) (such shares issuable upon conversion of the Note, the “Conversion Shares”). In addition, upon the effectiveness of the registration statement covering the resale of the Conversion Shares and before the 90th day after the Closing Date, the Investor has the right to convert up to $750,000 (or a higher amount mutually agreed upon by the parties) principal per month, priced at 97% of the lowest volume-weighted average price of the Common Stock (“VWAP”) in the 10 trading days prior to the conversion. Pursuant to the Securities Purchase Agreement, in certain cases, the Investor must limit the selling of Common Stock to the higher of (i) 15% of the daily trading volume or (ii) $100,000 per trading day. At no time may the Investor hold or be required to take more than 4.99% (or up to 9.99% at the election of the Investor pursuant to the Note) of the outstanding Common Stock.

The conversion price of the Note is subject to a floor price of $1.98.

In addition, if an Event of Default (as defined in the Note) has occurred under the Note, the Investor may elect to convert all or a portion of the Note into shares of Common Stock at a price equal to the lesser of (i) 80% of the VWAP of the shares of Common Stock as of the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice and (ii) 80% of the average VWAP of Common Stock for the five trading days with the lowest VWAP of the shares of Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice.

Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Investor within one business day (an “Event of Default Notice”). At any time after the earlier of (a) the Investor’s receipt of an Event of Default Notice, and (b) the Investor becoming aware of an Event of Default, the Investor may require the Company to redeem all or any portion of the Note at a 10% premium. Upon an Event of Default, the Note shall bear interest at a rate of 11.0% per annum.

Beginning 90 days after the Closing Date, and every month thereafter, the Company shall repay the Investor $665,643 towards the principal balance of the Note and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the “Installment Amount”). The Investor will also have the right to accelerate monthly repayment obligations by receiving shares of Common Stock. For any Installment Amount paid in the form of shares of Common Stock, the applicable conversion price will be equal to the lesser of (a) the Initial Conversion Price, and (b) 95% of the lowest VWAP in the ten trading days immediately prior to such conversion.

In connection with a “Change of Control” (as defined in the Note), the Investor shall have the right to require the Company to redeem all or any portion of the Note in cash at a price equal to 110% times the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, (iii) a “make-whole” amount to ensure that, if paid, the Investor will have received the guaranteed interest pursuant to the Note and (iv) all accrued and unpaid late charges with respect to the amounts described in (i), (ii) and (iii), if any.

Registration Rights Agreement

On the Closing Date, in connection with the Company’s entry into the Securities Purchase Agreement, the Company also entered into a Registration Rights Agreement with the Investor (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file with the Securities and Exchange Commission (the “SEC”), within eight (8) business days following the date of the Registration Rights Agreement, a registration statement covering the resale of the Conversion Shares. Pursuant to the Registration Rights Agreement, the Company is required to use commercially reasonable efforts to have such registration statement declared effective by the SEC within the time period set forth tin the Registration Rights Agreement.

Voting Agreement

On the Closing Date, in connection with the Company’s entry into the Securities Purchase Agreement, the Company also entered into a Voting Agreement among the Company, the Investor and certain stockholders (“Major Stockholders”) of the Company (the “Voting Agreement”). Pursuant to the terms of the Voting Agreement, the Major Stockholders agree, until the termination of the Voting Agreement, not to sell, assign, transfer, pledge, encumber or otherwise dispose of any Common Stock held by such Major Stockholder and other similar restrictions against transfer and alienation, unless a proposed transferee agrees to be bound by the terms of the Voting Agreement. In addition, the Major Stockholders agree to vote, at any annual, special or adjourned meeting of the stockholders of the Company and in every consent in lieu of any such meeting, in favor of the transactions contemplated by the Securities Purchase Agreement and any matter that would reasonably be expected to facilitate such transactions.

Security Agreement and Intellectual Property Security Agreement

On the Closing Date, the Company entered into a security agreement (the “Security Agreement”) and an intellectual property security agreement (the “Intellectual Property Security Agreement”), pursuant to which the Company granted to the Investor a security interest in all of the assets of the Company, including its intellectual property.

Repayment of Outstanding Loans

On the Closing Date, the Company fully repaid all outstanding principal and accrued interest under those certain Business Loan and Security Agreements (the “Loan and Security Agreements”) with Itria Ventures LLC (“Itria”), including: (i) Business Loan and Security Agreement (Tranche 1), dated January 31, 2023, for $4,000,000, (ii) Business Loan and Security Agreement (Tranche 3), dated April 12, 2023 for $680,000, (iii) Business Loan and Security Agreement (Tranche 4), dated May 17, 2024, for $1,000,000 and (iv) Business Loan and Security Agreement (Tranches 5 and 6), dated May 17, 2024, for an aggregate principal amount of $1,000,000, (v) Business Loan and Security Agreement (Tranche 7), dated June 4, 2024, for $1,500,000, and (vi) Business Loan and Security Agreement (Tranches 8 and 9), dated February 26, 2025, for an aggregate principal amount of $2,000,000. The repayments were made using proceeds from the Convertible Note Financing.

As a result of these repayments, all sums owed by Company to Itria under the Loan and Security Agreements have been satisfied in full and all commitments to extend credit lines under the Loan and Security Agreements are terminated.

Amendment of Existing Loan Agreements and Entering into the Intercreditor Agreement

On the Closing Date, in connection with the Convertible Note Financing, the Company entered into Amendment No. 4 (the “Fiza 1 Amendment”) to that certain Loan and Security Agreement with Fiza Investments Limited (“Fiza”) dated November 3, 2022 (the “Fiza 1 Agreement”). Pursuant to the Fiza 1 Amendment, the maturity date of the Fiza 1 Agreement is extended to December 31, 2027. The Fiza 1 Amendment also amends the repayment schedule such that, beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Note (the “Convertible Note Repayment Date”), the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve equal monthly installments.

On the Closing Date, also in connection with the Convertible Note Financing, the Company entered into Amendment No. 3 (the “Fiza 2 and 3 Amendment”) to a Loan and Security Agreement dated July 11, 2024 with Fiza (the “Fiza 2 and 3 Agreement”). Pursuant to the Fiza 2 and 3 Amendment, the interest rate under the Fiza 2 and 3 Agreement is lowered from 25% to 20%. In addition, until the Convertible Note Repayment Date, the Company shall make monthly payments of interest only. The remaining principal and interest shall be amortized and repaid over 12 months beginning on the latter to occur of December 31, 2027 or the Convertible Note Repayment Date, the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve monthly installments.

On the Closing Date, the Company, the Investor and Fiza entered into an intercreditor agreement (the “Intercreditor Agreement), pursuant to which, among other things, Fiza subordinated its security interest in the assets of the Company to the security interest of the Investor under the Security Agreement in the same assets and agreed to certain covenants limiting its ability to receive cash payments from the Company, including pursuant to the Fiza 1 Agreement and Fiza 2 and 3 Agreement.

Conversion of Principal and Interest amounts into Common Stock

Between April 25, 2025 and May 12, 2025, the institutional investor notified the Company that it was converting $0.7 million of principal and interest payments due into 94,871 shares of common stock at a conversion price ranging between $7.10 per share to $7.74 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $296.2 million and $290.4 million, respectively. Our net losses were $5.8 million and $12.2 million for the three months ended March 31, 2025 and 2024, respectively. A portion of our net losses in the three months ended March 31, 2024 related to $7.3 million in stock compensation expense from options issued during the period.

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $1.1 million and $4.9 million, respectively. In April 2025, we raised $14.0 million in a Convertible Note Financing. See Note 15 to our condensed consolidated financial statements for the three months ended March 31, 2025 elsewhere in this report for additional information. In the three months ended March 31, 2025 and the years ended December 31, 2024 and 2023, we raised $2.0 million, $18.5 million and $11.4 million, respectively, for an aggregate of $31.9 million through debt and financing arrangements, including the $7.5 million of net proceeds from the IPO, $9.3 million under loan and security agreements with Fiza, $5.0 million in convertible notes and $5.6 million in other debt issuances. In May 2024 and June 2024, we entered into multiple loan agreements from an existing lender to borrow a total of $3.5 million secured by certain of our assets. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, uncertainties frequently encountered by companies in the technology industry and the dependency on closing this offering are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 to our condensed consolidated financial statements for the three months ended March 31, 2025 included elsewhere in this report for additional information on our assessment.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the year ended December 31, 2023, we concluded that there were five material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

As of March 31, 2025, these material weaknesses have not been fully remediated. Although we are targeting completion of the remediation measures within nine months of the date of this Quarterly Report on Form 10-Q, we cannot be certain that our efforts will successfully remediate our material weaknesses by this date, or at all, or prevent restatements of our financial statements in the future. Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing and cost of full remediation. The material weaknesses will be fully remediated when, in the opinion of our management, the revised control processes have been operating for a sufficient period of time.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. To date, we have enhanced our business documentation process and are providing training to help with management’s self-assessment and testing of internal controls. We are implementing new workflow functionality and accounting systems that will help with ongoing account reconciliation, variance analysis and efficient review of significant financing transactions. With the hire of additional financial personnel, allocating other employees’ and consultants’ time to the implementation of user access controls and increased accounting oversight and implementation of new accounting system applications, we have incurred approximately $0.2 million and we expect to incur approximately $0.4 million in additional costs over the next nine months to remediate these control deficiencies, though we cannot be certain that our efforts will be successful at remediating the material weaknesses or at avoiding potential future material weaknesses. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

Our Business Model

We generate revenue by selling hardware, software and services to customers, who are primarily K-12 schools, as well as community colleges, technical colleges and trade colleges.  Our hardware product includes our flagship product, the Inspire laptop which works together with our patented stylus product to create an interactive AR/VR experience. Our software consists of a series of educational applications that run on our hardware to provide interactive experiences.  Our services consist of support services from our professional development team. We are focused on driving substantial annual growth in software applications revenue and product revenue while maintaining modest growth in services revenue.

Hardware Product Revenue

Our platform is designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is the Inspire line of products, our latest laptop product built in partnership with a major PC OEM. It is our first product offering 3D stereo visualization without the need to utilize glasses/eyewear. Our initial original edition product offerings (OE) used a proprietary passive circular polarized display to create comfortable 3D stereo using lightweight eyewear. We are no longer producing our OE products, although we continue to sell existing inventory outside of the US. Product revenue accounted for 57% and 66% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.

Software Applications Revenue

Our platform allows for immersive experiential learning experiences across science, math technology, engineering and career training applications. We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for 29% and 25% of our total revenue for the three months ended March 31, 2025 and 2024, respectively. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

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

Services Revenue

Our services are a “turn-key” solution that aids customers with configuring purchased products with software and license keys specific to the customer’s use. This service allows the applicable school to quickly get started with an out-of-the-box ready system. We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one- and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for 14% and 9% of our total revenue for the three months ended March 31, 2025 and 2024, respectively.

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

	Three months ended March 31,
(in thousands)	2025	2024
Bookings	$8,339	$8,903

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 29% and 35% for the three months ended March 31, 2025 and 2024, respectively, while K-12 bookings accounted for approximately 71% and 65%, for the three months ended March 31, 2025 and 2024, respectively.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 23% and 30% for the three months ended  March 31, 2025 and 2024, respectively.

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

To monitor our ability to retain and grow our customer base for our software we monitor the annualized contract value of active software licenses, with particular attention to customers with at least $50,000 in annualized contract value (“ACV”). Our ACV for the three months ended March 31, 2025 and 2024 was approximately $11.6 million and $10.6 million, respectively. We calculate our Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar- Based Retention Rate. For the trailing twelve-month period ended March 31, 2025 and 2024, our NDRR on customers with at least $50,000 of ACV was 97% and 112%, respectively.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as GAAP net loss adjusted for interest expense, depreciation and amortization expense, write-off of deferred offering costs, stock-based compensation, forgiveness of paycheck protection program loan, loss on debt extinguishment and income tax expense. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Three Months Ended March 31,
	2025	2024
GAAP Net Loss	$(5,832)	$(12,247)
Add back (deduct):
Interest expense	502	729
Depreciation and amortization	1	4
Income tax expense (benefit)	2	(5)
Stock-based compensation	973	7,253
Loss on extinguishment of debt	—	52
Adjusted EBITDA	$(4,354)	$(4,214)

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

Strategic PC OEM Partnerships

Prior to our most recent laptop product, Inspire, we worked exclusively with tier-one Original Development Manufacturers (“ODMs”) to manufacture our products. In 2021, we made the strategic decision to partner with a major PC OEM, working together to build Inspire, a proprietary laptop product, which allowed us to leverage the OEM’s supply chain network and volumes. As of March 31, 2025, approximately 19,400 Inspires have been shipped under our agreement with this PC OEM. Our master agreement with our PC OEM partner is subject to an initial one-year term, with automatic renewal for subsequent one-year terms. Either party is permitted to terminate the agreement upon written notice delivered to the other party not later than three months prior to the expiration of the applicable term. During 2023, we entered into an agreement with another PC OEM for the manufacture of an additional laptop product. If either PC OEM decided to discontinue their relationship with us, our business could be materially and adversely impacted. We also rely upon one third-party partner located in China to manufacture our stylus. If our manufacturing partners that we rely upon decide to discontinue their relationship with us and we are unable to replace such parties on similar terms or at all, our business could be materially and adversely impacted.

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

Beginning in the first quarter of 2025, new tariffs were announced on imports to the U.S. ("U.S. Tariffs"), including tariffs on imports from China, where the Company manufactures its products, and multiple nations have announced tariffs and other actions in response. Trade negotiations are ongoing, but overall the global trade environment remains fluid and highly uncertain. Modifications and delays to the U.S. Tariffs have been announced and further changes are expected to be made in the future. Tariffs and other measures that are applied to the Company’s products or their components can have a material adverse impact on the Company’s business, results of operations and financial condition, including impacting the Company’s supply chain, pricing and gross margin. The ultimate impact remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Trade and other international disputes can have an adverse impact on the overall macroeconomic environment and result in shifts and reductions in spending for the Company’s products and services, all of which can further adversely affect the Company’s business and results of operations.

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

Income Tax Expense (Benefit)

Income tax benefit (expense) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business. We record income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.

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

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	3,829	$5,195	$(1,366)	(26)%
Software	1,952	1,961	(9)	(0)%
Services	978	685	293	43%
Total Revenues	6,759	7,841	(1,082)	(14)%
Cost of goods sold(1)	3,553	5,139	(1,586)	(31)%
Gross profit	3,206	2,702	504	19%
Operating expenses:
Research and development(1)	1,095	1,977	(882)	(45)%
Selling and marketing(1)	4,002	5,505	(1,503)	(27)%
General and administrative(1)	3,493	6,609	(3,116)	(47)%
Total operating expenses	8,590	14,091	(5,501)	(39)%
Loss from operations	(5,384)	(11,389)	6,005	(53)%
Other (expense) income:
Interest expense	(502)	(729)	227	(31)%
Other income (expense), net	56	(82)	138	(168)%
Loss on extinguishment of debt	—	(52)	52	(100)%
Loss before income taxes	(5,830)	(12,252)	6,422	(52)%
Income tax expense (benefit)	2	(5)	7	(140)%
Net loss	$(5,832)	$(12,247)	$6,415	(52)%
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024

Cost of goods sold	$7	$115
Research and development	55	693
Sales and marketing	305	2,561
General and administrative	606	3,884
Total stock-based compensation expense	$973	$7,253

Revenue

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	$3,829	$5,195	$(1,366)	(26)%
Software	1,952	1,961	(9)	(0)%
Services	978	685	293	43%
Total Revenues	$6,759	$7,841	$(1,082)	(14)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$11,621	$10,570	$1,051	10%
Net Dollar Retention Rate (NDRR)	97%	112%	(15)%

Total revenue decreased by $1.1 million, or 14%, for the three months ended March 31, 2025 to $6.8 million as compared to the three months ended March 31, 2024. This decrease in revenue is primarily attributable to lower hardware revenues and attributable to uncertainty in our K12 end-user markets where funding sources have been disruptive, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $1.4 million or 26%, to $3.8 million for the three months ended March 31, 2025, from $5.2 million for the three months ended March 31, 2024. The decrease in hardware revenue is primarily attributable to tariff and trade policy uncertainty, as well as uncertainty in federal funding sources for education available to our K12 segment customers, and the resulting impact on laptop shipments, during the quarter ended March 31, 2025. For the three months ended March 31, 2025 and 2024, hardware revenue as a percentage of total revenue is 57% and 66%, respectively.

Software revenue remained relatively flat at $2.0 million for each of the three months ended March 31, 2025 and 2024. Notwithstanding adverse factors affecting hardware shipments, and software content purchased on new unit deployments, retention of existing software licenses revenue, and increases in the sales price of software, generated an improvement in software revenue relative to the decline in hardware revenue. For the three months ended March 31, 2025 and 2024, software revenue as a percentage of total revenue is 29% and 25%, respectively.

Our key software retention metrics are as follows: (1) ACV as of March 31, 2025 improved to $11.6 million as compared to March 31, 2024 of $10.6 million and (2) NDRR for the trailing twelve-month period ended March 31, 2025 was 97%, as compared to 112% for the trailing twelve-month period ended March 31, 2024.

Service revenue increased by $0.3 million or 43%, to $1.0 million for the three months ended March 31, 2025, from $0.7 million for the three months ended March 31, 2024. The increase in revenue is attributable to increased sales of extended warranty and technology support services. For the three months ended March 31, 2025 and 2024, services revenue as a percentage of total revenue is 14% and 9%, respectively.

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%
Cost of goods sold:
Hardware	$2,417	$3,801	$(1,384)	(36)%
Software	672	1,003	(331)	(33)%
Services	464	335	129	39%
Total cost of goods sold	$3,553	$5,139	$(1,586)	(31)%

For the three months ended March 31, 2025, total cost of goods sold decreased by $1.6 million, or 31%, to $3.6 million compared to $5.1 million for the three months ended March 31, 2024. This decrease was primarily attributable to reduced hardware costs of $1.4 million due to fewer shipments of Inspire units, and a decrease in software costs of $0.3 million, partially offset by an increase in service cost of $0.1 million. For the three months ended March 31, 2025 and 2024, gross margin is 47% and 34%, respectively.

Cost of hardware sold decreased by $1.4 million, or 36%, to $2.4 million for the three months ended March 31, 2025, from $3.8 million for the three months ended March 31, 2024. The decrease in cost of hardware sold is attributable to the 26% decrease in hardware revenue driven primarily by a decrease in the volumes shipped of Inspire laptops, as well as reductions in the bill of materials costs of the new Inspire 2 laptop, which comprised 100% of the shipments in the quarter ending March 31, 2025, relative to the Inspire 1 model which was sold during the three months ended March 31, 2024. For the three months ended March 31, 2025 and 2024, hardware gross margin is 37% and 27%, respectively.

Cost of software sold decreased by $0.3 million or 33%, to $0.7 million for the three months ended March 31, 2025, from $1.0 million for the three months ended March 31, 2024. The decrease in cost of software sold corresponds to decreased sales of third party point-in-time software and overall software application sales. The decrease in third-party point-in-time software costs is also related to success in acquiring software applications on which the company formerly incurred revenue share. For the three months ended March 31, 2025 and 2024, software gross margin is 66% and 49%, respectively.

Cost of services sold increased by $0.1 million or 39%, to $0.5 million for the three months ended March 31, 2025, from $0.3 million for the three months ended March 31, 2024. The increase in cost of services sold is attributable to increased sales of technology support services. For the three months ended March 31, 2025 and 2024, services gross margin is 53% and 51%, respectively

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands)	2025	2024	$	%

	(unaudited)
Operating Expenses:
Research and development	$1,095	$1,977	$(882)	(45)%
Selling and marketing	4,002	5,505	(1,503)	(27)%
General and administrative	3,493	6,609	(3,116)	(47)%
Total operating expenses	$8,590	$14,091	$(5,501)	(39)%

For the three months ended March 31, 2025, operating expenses decreased by $5.5 million, or 39%, to $8.6 million from $14.1 million for the three months ended March 31, 2024. The decrease in expenses is primarily attributable to a decrease of $6.2 million of stock-based compensation expense due to grants to employees in March 2024 to purchase a total of approximately 5.0 million shares of common stock at an exercise price of $2.57 per share. The additional stock-based compensation expense included in research and development, sales and marketing, and general and administrative expense for the three months ended March 31, 2024 was $0.6 million, $2.3 million, and $3.3 million, respectively. After removing the stock-based compensation expense from the totals, for the three months ended March 31, 2025, the adjusted operating expenses totaled $7.6 million and resulted in an increase of $0.7 million or 9.7%, from the $7.0 million total operating expenses for the three months ended March 31, 2024 . This net increase was primarily due to increased costs in personnel and professional expenses through the three months period ended  March 31, 2025 and additional selling and marketing activities.

Research and development expenses decreased by $0.9 million or 45%, to $1.1 million for the three months ended March 31, 2025, from $2.0 million for the three months ended March 31, 2024. The decrease in expenses is primarily attributable to a decrease in stock-based compensation expense of $0.6 million due to grants to employees in March 2024.

Selling and marketing expenses decreased by $1.5 million or 27%, to $4.0 million for the three months ended March 31, 2025, from $5.5 million for the three months ended March 31, 2024. The decrease in expenses is primarily attributable to a decrease in stock-based compensation expense of $2.3 million due to grants to employees in March 2024, partially offset by increased headcount and compensation expense.

General and administrative expenses decreased by $3.1 million or 47%, to $3.5 million for the three months ended March 31, 2025, from $6.6 million for the three months ended March 31, 2024. The decrease in expenses is primarily attributable to a $3.3 million decrease in stock compensation expenses due to grants to employees in March 2024, partially offset by the increased costs in personnel and professional expenses in 2025 related to being a public Company.

Interest Expense

	Three Months Ended
	December 31,		Change
(in thousands)	2025	2024	$	%
Interest expense	$(502)	$(729)	227	(31)%

For the three months ended March 31, 2025, interest expense decreased by $0.2 million, or 31%, to $0.5 million, from $0.7 million for the three months ended March 31, 2024. The decrease in interest expense is attributable to the convertible loans converted into common stock as part of the IPO in December 2024.

Income Tax Expense (Benefit)

Income tax expense (benefit) for the three months ended March 31, 2025 and 2024 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2025 of 0.20% as we incurred losses for the three months ended March 31, 2025 and expect to continue to incur losses through the reminder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2024 and 2023 was 0.1% and zero, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(4,641)	$(5,414)
Net cash used in investing activities	$—	$—
Net cash provided by financing activities	$978	$3,714

Operating Activities

For the three months ended March 31, 2025, our operating activities used cash of $4.6 million, primarily due to our net loss of $5.8 million, partially offset by changes in our operating assets and liabilities of $0.2 million and adjustments for non-cash charges, including stock-based compensation expense of $1.0 million. The change in our operating assets and liabilities was primarily the result of a decrease in inventory of $1.2 million and an increase in accounts payable of $0.4 million, accrued expenses of $0.1 million, and accrued interest of $0.3 million, partially offset by an increase in accounts receivable of $0.7 million and prepaid expenses and other assets of $0.7 million, and an increase in deferred revenue of $0.5 million.

For the three months ended March 31, 2024, our operating activities used cash of $5.4 million, primarily due to our net loss of $12.2 million and changes in our operating assets and liabilities of $0.5 million, partially offset by an adjustment for non-cash charge of stock-based compensation expense of $7.3 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.4 million, inventory of $0.5 million, and prepaid and other current assets of $0.2 million, partially offset by and an increase in accounts payable of $0.5 million, accrued expenses of $0.3 million, deferred revenue of $0.7 million, and accrued interest of $0.3 million.

Investing Activities

For the three months ended March 31, 2025 and 2024, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the three months ended March 31, 2025, net cash provided by financing activities was $1.0 million primarily due to proceeds from other debt issuances of $2.0 million partially offset by repayment of other debt issuances of $1.0 million, and fees paid for debt issuance of $30,000.

For the three months ended March 31, 2024, net cash provided by financing activities was $3.7 million primarily due to proceeds from convertible notes of $5.0 million partially offset by repayment of other debt issuances of $1.0 million and fees paid for deferred offering costs of $0.3 million.

Liquidity and Capital Resources

During the three months ended March 31, 2025, we incurred a net loss of $5.8 million and had Adjusted EBITDA of ($4.4) million and negative cash flows from operations of $4.6 million. For the years ended December 31, 2024 and 2023, we incurred net losses of $20.8 million and $13.0 million, respectively, and incurred negative cash flows from operations of $8.9 million and $6.4 million, respectively. We had combined cash and cash equivalents of $1.1 million and $4.9 million as of March 31, 2025 and December 31, 2024, respectively. We have incurred operating losses and negative cash flows from operations since inception. Our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing our products, availability of additional financing, gaining customer acceptance and uncertainty of achieving future profitability among other factors discussed under “Cautionary Note Regarding Forward - Looking Statements”. Our success depends on the outcome of our research and development activities, scale-up and successful partnering and commercialization of our products and product candidates. In February 2025, we entered into two Loan and Security agreements that provided us with $2.0 million in financing. In April 2025, we entered into a convertible debt agreement that may provide us with up to $20.0 million in financing. See Note 15 (Subsequent Events) for more information.

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

Sources of Liquidity

We have historically funded our operations through the issuance of common stock and preferred stock to private investors, our IPO in December 2024, and debt financing. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, uncertainties frequently encountered by companies in the technology industry and the dependency on closing this offering are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. The conditions identified above raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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

Debt and Financing Arrangements

Fiza Loan. In September 2022, the Company entered into a short form loan agreement with Fiza Investments Limited (“Fiza”) and received $2.5 million to help the Company meet immediate working capital requirements “Tranche I Loan”). In November 2022, the Convertible Loan and Security Agreement (“Convertible LSA”) was executed and provided for loans up to $5.0 million and received the remaining $2.5 million (“Tranche II loans”).

The loan was due on or before September 12, 2023, and bears an interest rate of 13% per annum. The loan was secured by the Company’s assets. The loan required mandatory prepayment upon (1) an event of default; (2) any listing of the Company’s securities; or (3) a change of control. The convertible debt lender has the right, in its sole discretion, to convert the loan (1) in the event of a public offering into the securities issued in such offering; (2) in the case of an equity financing, into new preferred stock on the same terms of the equity offering or (3) at any time into the Company’s most senior round of preferred stock at a formulaic conversion price. On July 11, 2024, an amendment to the loan was executed whereby the lender waived the events of default occurring under the loan and the maturity date of the loan was extended to July 31, 2026.

With the completion of the IPO on December 6, 2024, the outstanding balance of $5.0 million is no longer convertible into zSpace common stock. The principal balance and accrued interest are due on July 31, 2026. As of March 31, 2025 and December 31, 2024, gross principal amounts due on the convertible loan were $5.0 million and have been classified as non-current other term loans on the balance sheet.

Fiza Term Debt. On May 29, 2023, the Company entered into a short form loan agreement with Fiza for an additional $3.0 million (“Tranche III Loan”). No terms of Tranche I Loan or Tranche II Loan were changed as a result of the May 2023 agreement.

On November 20, 2023, the Company entered into a short form loan agreement with Fiza for an additional $1.3 million (“Tranche IV Loan”). No terms of the Tranche I, II, or III loans were changed as a result of the November 2023 agreement.

On July 11, 2024, the Company and its lender executed the definitive agreement, which combined Tranche III Loan and and Tranche IV Loan and extended the maturity date to 24 months from the loan disbursement dates. The loan will be repaid in monthly installments, unless accelerated due to an event of default or change in control. The Tranche IV loan bears an interest rate of 25% on the amount of outstanding principal.

On April 10, 2025, in connection with the Senior Secured Convertible note financing described in Note 15, all  amounts owed to Fiza are due beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible note. As of March 31, 2025 and December 31, 2024, gross principal amounts due on the Fiza term debt is $2.2 million and have been classified as non-current other term loans on the balance sheet.

March 2024 Convertible Debt. In March 2024, the Company entered into a loan for an additional $5.0 million from Fiza Investments Limited (“Tranche V Loan”). No terms of the Tranche I, II, III, or IV loans were changed as a result of the March 2024 agreement. The loan had an annual interest rate of 20% that is accrued daily, compounded annually, and was payable on the maturity date. There were no material lender or third-party costs incurred in connection with the Tranche V Loan. The Company accounted for the March 2024 agreement as a modification of the existing loans. The loan was set to mature on March 11, 2026. Upon the IPO, the loan was automatically converted for shares of common stock at a price per share equal to the lesser of (i) 85% of the original issue price of the listing (100% of the original issue price, if the event occurs after December 31, 2024) or (ii) an assumed price per share of the stock, using a $250 million valuation for the Company. If the debt has not otherwise been redeemed prior to the maturity date, the holder has the option to convert the loan into shares of the Company at an assumed price per share, using a $150 million valuation for the Company. In connection with the Company’s IPO on December 6, 2024, the March 2024 convertible debt was converted into 1,176,471 shares of common stock. No amount of the March 2024 convertible debt was outstanding as of December 31, 2024.

Kuwait Investment Authority Loan. In February 2019, the Company entered into a $5.0 million promissory note with Kuwait Investment Authority (“KIA”) a principal shareholder. The note accrued interest at 2.8% per year and was due on- demand at any point in time after December 31, 2020. Principal and interest were due at maturity and would be accelerated upon an event of default or a change in control. The Company would grant KIA a warrant in the event of certain dilutive issuances. The Company evaluated the loan for embedded derivatives that require bifurcation and separate accounting and noted that there were none.

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

As of December 31, 2021, gross principal amounts due under the KIA loan, including the repayment premium, were $12.5 million and interest accrued on the KIA loan at 2.75% per annum. The KIA loan is redeemable upon the occurrence a qualified public offering or equity financing and is convertible upon a non-qualified public offering or other equity financing. Upon the occurrence of a qualified public offering the loan will automatically convert into shares of the Company at the original issue price of the listing. Upon the occurrence of a non-qualified public offering or other equity financing, the note will convert into shares of the Company issued in the event at the issuance price, should bSpace elect to convert its loan. Additionally, the note may convert into a next round of preferred stock at a conversion price equal to the greater of $110.0 million or (b) 4x the Company’s trailing 12-month revenue divided by the sum of (1) the total number of shares of Common Stock outstanding, and (2) shares of Common Stock reserved for issuance pursuant to a stock option plan, restricted stock plan, or other stock. The note will convert, should bSpace elect to convert its loan.

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

Other Term Loans.. In January 2023, we signed term loan agreements to borrow $4.0 million (“Term Loan 1”) and $2.5 million (“Term Loan 2”) at interest rates of 13.0% and 34.0% per year, respectively. Term Loan 1 will be repaid in monthly installments through February 2026, and the Term Loan 2 was repaid in monthly installments through September 2024. The loans are secured by our assets.

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

In May and June 2024, we entered into additional loan agreements to borrow a total of $3.5 million secured by certain assets. In May, the loans totaled $2.0 million (Term Loans 4, 5 and 6) at an annual interest rate of 17.0%. The June loan was for $1.5 million (Term Loan 7) and has an annual interest rate of 18.0%. The interest on the loans is subject to adjustment for default and will include a premium upon prepayment. The loans have periodic principal and interest payments of 24 equal monthly payments beginning in June and July 2024.

On February 26, 2025, the Company entered into two Loan and Security Agreements (“Term Loans 8 and 9”)  in the principal amounts of $1,100,000 and $900,000 (the “Loans”). The Loans bear interest at a rate of 18.00% per year (subject to increases upon an event of default) and are payable on a monthly basis in 12 equal installments, maturing on February 26, 2026. The Company may prepay the Loans in full at any time during the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance. In connection with the Senior Secured Convertible Debt financing on April 10, 2025, Term Loans 8 and 9 were prepaid. See Note 15 – Subsequent Events for more information.

The outstanding balance of Term Loan 1, Term Loan 2 and Term Loan 3 as of March 31, 2025 and December 31, 2024 is $5.7 million and $4.8 million, respectively. The effective interest rates of Term Loan 1, Term Loan 3, Term Loan 4, Term Loan 5, Term Loan 6, Term Loan 7, Term Loan 8 and Term Loan 9 are 14.2%, 20.1%, 17.8%. 17.8%. 17.8%, 18.8%, 25.0% and 21.4%, respectively.

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

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in January 2026, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of March 31, 2025, we had approximately $12.3 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2025.

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

We are also a smaller reporting company meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after this offering if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. To the extent we continue to qualify as a smaller reporting company after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this item.

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the time periods required time periods.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the three months ended March 31, 2025 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See the disclosures under the caption “Legal Proceedings” in Note 11 – Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for disclosures related to our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in  “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which could materially affect our business, financial condition, or future operating results and cash flows. We do not believe that there have been any material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities by the Company during the period covered by this report that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

3.2	Form of Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

4.1	Form of Registrant’s common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

10.1†

Business Loan and Security Agreement by and between Itria Ventures LLC and zSpace, Inc. in the amount of $1,100,000 effective as of February 26, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2025).

10.2†

Business Loan and Security Agreement by and between Itria Ventures LLC and zSpace, Inc. in the amount of $900,000 effective as of February 26, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 4, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
**	Filed herewith.
***	Furnished herewith.
†

Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: May 14, 2025

ZSPACE, INC.

By:	/s/ Paul Kellenberger
Name:	Paul Kellenberger
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erick DeOliveira
Name:	Erick DeOliveira
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)