Form 10-Q
period 2025-06-30
zSpace, Inc.
filed 2025-08-14
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 12, 2025, there were 23,850,768 of the registrant’s common stock outstanding.

		Page

Part I	Financial Information	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Temporary Redeemable Preferred Stock and Stockholders' Deficit for the three and six months ended June 30, 2025 and 2024 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	48

Part II	Other Information	49

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	50

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

Exhibit Index		50

Signatures		52

ZSpace, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2025

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “zSpace,” and “the Company” refer to zSpace, Inc., together with its consolidated subsidiaries, unless the context requires otherwise.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of the Company’s Annual Report for the fiscal year ended December 31, 2024 on Form 10-K, as filed with the SEC on March 28, 2025. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

zSpace, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$1,390	$4,864
Accounts receivable, net of allowance for credit losses of $34 and $44	4,643	3,176
Inventory, net	2,596	3,238
Prepaid expenses and other current assets	3,392	2,233
Total current assets	12,021	13,511
Property and equipment, net	33	21
Other assets	83	—
Total assets	$12,137	$13,532
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,248	$5,656
Accrued expenses and other current liabilities	5,327	5,365
Convertible debt	6,715	—
Other current debt	—	5,764
Current accrued interest	—	783
Deferred revenue, current portion	3,390	3,324
Total current liabilities	20,680	20,892
Convertible debt, noncurrent	4,228	—
Other noncurrent debt	7,202	6,191
Noncurrent accrued interest	2,018	819
Deferred revenue, net of current portion	305	318
Total liabilities	34,433	28,220
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of June 30, 2025; 23,220,141 and 22,849,378 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	279,840	275,383
Accumulated other comprehensive income	198	329
Accumulated deficit	(302,334)	(290,400)
Total stockholders’ deficit	(22,296)	(14,688)
Total liabilities and stockholders’ deficit	$12,137	$13,532

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$7,459	$7,503	$14,218	$15,344
Cost of goods sold	4,285	4,470	7,838	9,609
Gross profit	3,174	3,033	6,380	5,735
Operating expenses:
Research and development	1,274	1,071	2,369	3,048
Selling and marketing	3,948	3,362	7,950	8,867
General and administrative	4,281	2,129	7,774	8,738
Total operating expenses	9,503	6,562	18,093	20,653
Loss from operations	(6,329)	(3,529)	(11,713)	(14,918)
Other (expense) income:
Interest expense	(301)	(910)	(803)	(1,639)
Other income (expense), net	14	(268)	70	(350)
Loss on extinguishment of debt	—	—	—	(52)
Gain on change in fair value of convertible debt	525	—	525	—
Loss before income taxes	(6,091)	(4,707)	(11,921)	(16,959)
Income tax expense	11	39	13	34
Net loss	(6,102)	(4,746)	(11,934)	(16,993)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(59)	37	(131)	111
Comprehensive loss	$(6,161)	$(4,709)	$(12,065)	$(16,882)

Net loss available to common shareholders used in basic and diluted earnings per share	(6,102)	(4,828)	$(11,934)	$(17,158)

Net loss per common share – basic and diluted	$(0.27)	$(27.73)	$(0.52)	$(98.57)

Weighted-average common shares outstanding – basic and diluted	22,968,462	174,077	22,909,243	174,077

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

(Unaudited)

						Accumulated
	Temporary Redeemable				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Three Months Ended June 30, 2024:	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, April 1, 2024	3,984,088	$112,142	174,077	$—	$146,131	$302	$(281,824)	$(135,391)
Stock based compensation	—	—	—	—	97	—	—	97
Net loss	—	—	—	—	—	—	(4,746)	(4,746)
Foreign currency translation adjustments	—	—	—	—	—	37	—	37
Balance, June 30, 2024	3,984,088	$112,142	174,077	$—	$146,228	$339	$(286,570)	$(140,003)

Three Months Ended June 30, 2025:
Balance, April 1, 2025	—	—	22,849,378	—	276,356	257	(296,232)	(19,619)
Stock based compensation	—	—	—	—	1,855	—	—	1,855
Issuance of common stock from options exercised	—	—	84,760	—	85	—	—	85
Issuance of common stock for note conversions	—	—	282,670	—	1,532	—	—	1,532
Issuance of restricted stock units	—	—	3,333	—	12	—	—	12
Net loss	—	—	—	—	—	—	(6,102)	(6,102)
Foreign currency translation adjustments	—	—	—	—	—	(59)	—	(59)
Balance, June 30, 2025	—	$—	23,220,141	$—	$279,840	$198	$(302,334)	$(22,296)

Six Months Ended June 30, 2024:
Balance, January 1, 2024	3,978,898	$106,952	174,077	$—	$138,878	228	$(269,577)	$(130,471)
Stock based compensation	—	—	—	—	7,350	—	—	7,350
Cancellation of NCNV 1 preferred stock	(562)	(562)	—	—	—	—	—	—
Issuance of NCNV 2 preferred stock	5,752	5,752	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(16,993)	(16,993)
Foreign currency translation adjustments	—	—	—	—	—	111	—	111
Balance, June 30, 2024	3,984,088	$112,142	174,077	$—	$146,228	339	$(286,570)	$(140,003)

Six Months Ended June 30, 2025:
Balance, January 1, 2025	—	$—	22,849,378	$—	$275,383	329	$(290,400)	$(14,688)
Stock based compensation	—	—	—	—	2,828	—	—	2,828
Issuance of common stock from options exercised	—	—	84,760	—	85	—	—	85
Issuance of common stock for note conversions	—	—	282,670	—	1,532	—	—	1,532
Issuance of restricted stock units	—	—	3,333	—	12	—	—	12
Net loss	—	—	—	—	—	—	(11,934)	(11,934)
Foreign currency translation adjustments	—	—	—	—	—	(131)	—	(131)
Balance, June 30, 2025	—	$—	23,220,141	$—	$279,840	198	$(302,334)	$(22,296)

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(11,934)	$(16,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible debt	(525)	—
Non-cash amortization of other debt discount	58	36
Change in fair value of embedded derivative	—	232
Provision for excess and obsolete inventory	180	—
Stock-based compensation expense	2,828	7,350
Issuance of restricted stock units	12	—
Depreciation	3	7
Bad debt expense	31	—
Loss on extinguishment of debt	—	52
Changes in operating assets and liabilities:
Accounts receivable	(1,498)	6
Inventory	462	512
Prepaid expenses and other assets	(1,243)	(809)
Accounts payable	(408)	156
Accrued expenses	(2)	1,365
Deferred revenue	53	1,632
Accrued interest	416	766
Net cash used in operating activities	(11,567)	(5,688)
Cash flows from investing activities:
Capital expenditures	(15)	(7)
Net cash used in investing activities	(15)	(7)
Cash flows from financing activities:
Proceeds from convertible debt	13,000	5,000
Proceeds from other term loan issuances	—	3,500
Proceeds from other debt issuances	2,000	—
Fees paid for debt issuance	(30)	—
Fees paid for other term loan issuances	—	(18)
Repayment of other debt issuances	(6,780)	(2,360)
Fees paid for deferred offering costs	—	(380)
Proceeds from exercise of common stock options	85	—
Net cash provided by financing activities	8,275	5,742
Effects of exchange rate changes on cash and cash equivalents	(167)	(203)
Net decrease in cash, cash equivalents and restricted cash	(3,474)	(156)
Cash, cash equivalents and restricted cash, beginning of period	4,864	3,128
Cash, cash equivalents and restricted cash, end of period	$1,390	$2,972
Supplemental disclosure of cash flow information:
Cash paid for interest	$279	838
Cash paid for income taxes	$17	—
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$—	$295
Issuance of NCNV in exchange for related party debt and accrued interest	$—	$5,190
Unpaid deferred offering costs	$—	$547
Conversion of convertible debt principal and interest payments into common stock	$1,532	$—

See accompanying notes to condensed consolidated financial statements.

ZSPACE, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2025

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

Liquidity Risk and Going Concern

For the three and six months ended June 30, 2025, the Company incurred net losses of approximately $6.1 million and $11.9 million, respectively. For the three and six months ended June 30, 2024, the Company incurred net losses of $4.8 million and $17.0 million, respectively. For the six months ended June 30, 2025 and 2024, the Company incurred negative cash flows from operations of $11.6 million and $5.7 million, respectively. The Company had combined cash, cash equivalents and restricted cash balance of $1.4 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, expanding its partnerships with resellers, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and temporary redeemable preferred stock to private investors (Note 6), the proceeds of its Initial Public Offering (the “IPO”) in December 2024 and debt financing (Note 5). The Company evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business and does not include any adjustments to reflect the outcome of this uncertainty.

Foreign Operations

Operations outside the United States include subsidiaries in China and Japan. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of AOCI. Income and expense accounts are translated at average exchange rates during the periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are disclosed in the notes to financial statements for the fiscal year ended December 31, 2024 and have not changed significantly since those financial statements were issued.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet as of June 30, 2025 and 2024, and December 31, 2024, to the amounts reported on the condensed consolidated statement of cash flows (in thousands):

	June 30,	December 31,	June 30,
	2025	2024	2024
Cash	$923	$1,329	$2,436
Cash equivalents	158	3,228	229
Restricted cash	309	307	307
Total cash, cash equivalents and restricted cash	$1,390	$4,864	$2,972

The restricted cash is legally restricted to secure credit card charges incurred by the Company.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are customer obligations due under normal trade terms. Expected credit losses include losses expected based on known credit issues with specific customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability. The Company updates its allowance for credit losses on a quarterly basis with changes in the allowance recognized in loss from operations. The Company reserves for any accounts receivable balances that are determined to be uncollectible in the allowance for credit losses.

After all attempts to collect accounts, receivable balances have failed, the balance is written off against the allowance for credit losses. As of June 30, 2025 and December 31, 2024, the Company reported an allowance for credit losses balance of $34,000 and $44,000, respectively.

Convertible Debt

We have issued convertible promissory notes and evaluate embedded features for potential bifurcation as derivatives.

For the recent convertible note described in Note 5, we elected the fair value option under ASC 825, measuring the entire instrument at fair value with changes recognized in earnings. This election is irrevocable and applied to the whole instrument, consistent with ASC 825-10 guidance. Key estimates include the valuation of original issue discount, accrued interest, and make-whole provisions, which require assumptions about discount rates, credit risk, and market conditions. The fair value option under ASC 825 simplifies the accounting by eliminating the need to bifurcate embedded derivatives under ASC 815 and aligns with the principles outlined in ASC 470 for debt instruments.  This approach requires ongoing reassessment of fair value inputs and assumptions, which can significantly affect reported earnings and liabilities. All fees related to the convertible note were expensed as incurred and not recorded as debt issuance costs.

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

	As of June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$158	$—	$—	$158
Total financial assets	$158	$—	$—	$158

Convertible debt subject to credit risk analysis	$—	$10,943	$—	$10,943
Total financial liabilities	$—	$10,943	$—	$10,943

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$3,228	$—	$—	$3,228
Total financial assets	$3,228	$—	$—	$3,228

The Company measures its convertible debt at fair value on a quarterly basis. The fair value of the Company’s debt approximates book value as of June 30, 2025 utilizing a Monte Carlo simulation using observable market conditions for items such as interest free rates, discount rates and volatility assumptions. The fair value of the convertible debt has been categorized as a Level 2 item as of June 30, 2025.

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

The Company assesses the goods and/or services promised in each customer contract and separately identifies a performance obligation for each promise to transfer to the customer a distinct good or service. The Company then allocates the transaction price to each performance obligation in the contract using relative Standalone Selling Price (“SSP”). The Company determines standalone selling prices based on the price at which a good or service is sold separately. If the standalone selling price is not observable through historic data, the Company estimates the standalone selling price by considering the cost-plus margin approach, along with all reasonably available information, including peer-company selling information while taking into consideration market conditions and other factors, such as customer size, volume purchased, market and industry conditions, product specific factors and historical sales of the deliverables.

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

New Accounting Pronouncements

As of June 30, 2025 there are no new accounting pronouncements affecting the Company other than those discussed in the financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

3.	REVENUE

Disaggregation of Revenue

The Company earns revenue through the sale of products and services. Product and service revenue are the disaggregation of revenue primarily used by management, as this disaggregation allows for the evaluation of market trends and certain product lines and services vary in renewing versus non-renewing nature.

The following table disaggregates revenue by recognition method for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Point in time	$7,110	$7,066	$13,478	$14,436
Over time	349	437	740	908
Total	$7,459	$7,503	$14,218	$15,344

The following table disaggregates revenue by type of products and services for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hardware	$4,311	$4,207	$8,140	$9,402
Software	2,396	2,649	4,348	4,610
Services	752	647	1,730	1,332
Total	$7,459	$7,503	$14,218	$15,344

The following table disaggregates revenue by geographic area for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$6,532	$6,528	$12,331	$12,951
International	927	975	1,887	2,393
Total	$7,459	$7,503	$14,218	$15,344

China made up $20,000 and $0.3 million of international sales for the three months ended June 30, 2025 and 2024, respectively, and $20,000 and $0.6 million of international sales for the six months ended June 30, 2025 and 2024, respectively.

The amount of deferred revenue as of June 30, 2025 and December 31, 2024 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations.

As of June 30, 2025 and December 31, 2024, the Company has $3.7 million and $3.6 million in deferred revenue. As of June 30, 2025 approximately $3.4 million of the balance is expected to be earned within the next 12 months, with $0.3 million to be earned within the next 13 to 60 months.

As of December 31, 2024 approximately $3.3 million of the balance was expected to be earned within the next 12 months, with $0.2 million to be earned within the next 13 to 24 months and $0.1 million to be earned within the next 25 to 60 months.

As of June 30, 2025 and December 31, 2024, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory, net

As of June 30, 2025 and December 31, 2024, inventory, net of reserve, consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$2,187	$2,935
Raw materials	409	303
Total inventory	$2,596	$3,238

The Company has recorded an allowance for excess and obsolete inventory of $35,000 as of June 30, 2025 and December 31, 2024.

Prepaid and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Advances to suppliers	$970	$669
Deferred software costs	563	471
Prepaid operating expense	1,859	1,093
Total prepaid expenses and other current assets	$3,392	$2,233

Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Accrued purchases	$685	$685
Accrued compensation	2,256	2,074
Other current liabilities	2,386	2,606
Total accrued expenses and other current liabilities	$5,327	$5,365

5.	DEBT AND RELATED PARTY DEBT

As of June 30, 2025 and December 31, 2024, debt and related party debt is comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024
Short-term debt:
Fiza Investments Limited Loans, term debt	$—	$2,202
Other term loans	—	3,562
Total other current debt	—	5,764
Convertible debt	6,715	—
Total short-term debt	$6,715	$5,764
Other noncurrent debt:
Convertible debt	$10,943	$—
Other term loans	7,202	9,780
Less: debt issuance costs	—	(27)
Less: current portion	(6,715)	(3,562)
Total other noncurrent debt	$11,430	$6,191

All issuance costs related to the convertible debt issued during the six months ended June 30, 2025 were expensed as incurred. There were no outstanding convertible debt instruments as of December 31, 2024.

As of June 30, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2025	$4,504
2026	8,366
2027	9,219
(3,945)
Total	$18,145

During the three and six months ended June 30, 2025, the Company capitalized $0 and $30,500, respectively, of debt discount and issuance costs on term loans incurred. Debt discount and issuance costs incurred on convertible debt instruments were either eliminated through restructuring or extinguishment accounting or were considered immaterial and expensed when incurred for the three and six months ended June 30, 2024.

Term Debt

The Company has three outstanding loans as of June 30, 2025 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On April 10, 2025, in connection with the Senior Secured Convertible note financing described below, the maturity date of the Fiza loans are amended to be the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible note. As of June 30, 2025 and December 31, 2024, gross principal amounts due on the Fiza term debt is $7.2 million and have been classified as non-current other term loans on the balance sheet.

Amendment of Existing Loan Agreements and Entering into the Intercreditor Agreement

On April 11, 2025, in connection with the Senior Secured Convertible Note Financing, the Company entered into an amendment (the “Fiza 1 Amendment”) to that certain Loan and Security Agreement with Fiza Investments Limited (“Fiza”) dated November 3, 2022 (the “Fiza 1 Agreement”). Pursuant to the Fiza 1 Amendment, the maturity date of the Fiza 1 Agreement is extended to December 31, 2027. The Fiza 1 Amendment also amends the repayment schedule such that, beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the

Note (the “Convertible Note Repayment Date”), the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve equal monthly installments.

On April 11, 2025, also in connection with the Senior Secured Convertible Note Financing, the Company entered into an amendment (the “Fiza 2 and 3 Amendment”) to a Loan and Security Agreement dated July 11, 2024 with Fiza (the “Fiza 2 and 3 Agreement”). Pursuant to the Fiza 2 and 3 Amendment, the interest rate under the Fiza 2 and 3 Agreement is lowered from 25% to 20%. In addition, until the Convertible Note Repayment Date, the Company shall make monthly payments of interest only. The remaining principal and interest shall be amortized and repaid over 12 months beginning on the Convertible Note Repayment Date, the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve monthly installments.

On April 11, 2025, the Company and Fiza entered into an intercreditor agreement (the “Intercreditor Agreement), with the institutional investor in the Senior Secured Convertible Note Financing (the “Investor”) described below, pursuant to which, among other things, Fiza subordinated its security interest in the assets of the Company to the security interest of the Investor under the Security Agreement in the same assets and agreed to certain covenants limiting its ability to receive cash payments from the Company, including pursuant to the Fiza 1 Agreement and Fiza 2 and 3 Agreement.

Other Repaid Term Loans

On February 26, 2025, the Company entered into two Loan and Security Agreements (“Term Loans 8 and 9”) in the principal amounts of $1,100,000 and $900,000 (the “Loans”). The Loans bore interest at a rate of 18.00% per year (subject to increases upon an event of default) and were payable on a monthly basis in 12 equal installments, maturing on February 26, 2026. In connection with the Senior Secured Convertible Debt financing on April 11, 2025, all outstanding principal and accrued interest on Term Loans 8 and 9 were prepaid.

In addition to the prepayment of Term Loans 8 and 9 above, all other outstanding Term Loans (including accrued interest) under those certain Business Loan and Security Agreements with Itria Ventures LLC (“Itria”) were prepaid on April 11, 2025, including: (i) Business Loan and Security Agreement (Tranche 1), dated January 31, 2023, for $4,000,000, (ii) Business Loan and Security Agreement (Tranche 3), dated April 12, 2023 for $680,000, (iii) Business Loan and Security Agreement (Tranche 4), dated May 17, 2024, for $1,000,000 and (iv) Business Loan and Security Agreement (Tranches 5 and 6), dated May 17, 2024, for an aggregate principal amount of $1,000,000, and (v) Business Loan and Security Agreement (Tranche 7), dated June 4, 2024, for $1,500,000. As a result of these repayments, all sums owed by Company to Itria under all of the Loan and Security Agreements have been satisfied in full and all commitments to extend credit lines under the Loan and Security Agreements are terminated

The outstanding balance of other repaid term loans as of June 30, 2025 and December 31, 2024 is $0 and $4.8 million, respectively.

Senior Secured Convertible Note Financing

On April 10, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with (the Investor, pursuant to which the Company sold, and the Investor purchased, a senior secured convertible note issued by the Company (the “Note,” and such financing, the “Senior Secured Convertible Note Financing”) in the original principal amount of $13,978,495 (the “Principal Amount”), which is convertible into shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”). The Senior Secured Convertible Note Financing closed on April 11, 2025.

The gross proceeds to the Company from the Senior Secured Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000. Subject to the satisfaction of certain conditions contained in the Securities Purchase Agreement, the Company may issue an additional senior secured convertible note to the Investor in the principal amount of $7,526,882 (for additional gross proceeds of $7,000,000). The Company intends to use the net proceeds from the Senior Secured Convertible Note Financing to repay existing debt and for working capital and general corporate purposes.

The Securities Purchase Agreement contains customary representations, warranties, and covenants of the Company and the Investor.

Description of the Note

The Note was issued with an original issue discount of 7.0% and accrues interest at a rate of 6.0% per annum. The Note matures on April 11, 2027 (the “Maturity Date”), unless extended pursuant to the terms thereof. Interest on the Note is guaranteed through April 11, 2027 regardless of whether the Note is earlier converted or redeemed. The Note is secured by a first priority security interest in substantially all the assets of the Company, including its intellectual property.

The Note is convertible (in whole or in part) at any time prior to April 11, 2027 into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid late charges with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $12.39 per share (“Initial Conversion Price” and such shares issuable upon conversion of the Note, the “Conversion Shares”). In addition, upon the effectiveness of the registration statement covering the resale of the Conversion Shares and before the 90th day after the Closing Date, the Investor has the right to convert up to $750,000 (or a higher amount mutually agreed upon by the parties) principal per month, priced at 97% of the lowest volume-weighted average price of the Common Stock (“VWAP”) in the 10 trading days prior to the conversion. Pursuant to the Securities Purchase Agreement, in certain cases, the Investor must limit the selling of Common Stock to the higher of (i) 15% of the daily trading volume or (ii) $100,000 per trading day. At no time may the Investor hold or be required to take more than 4.99% (or up to 9.99% at the election of the Investor pursuant to the Note) of the outstanding Common Stock.

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

Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Investor within one business day. At any time after the earlier of (a) the Investor’s receipt of an Event of Default notice, and (b) the Investor becoming aware of an Event of Default, the Investor may require the Company to redeem all or any portion of the Note at a 10% premium. Upon an Event of Default, the Note shall bear interest at a rate of 11.0% per annum.

Beginning 90 days after the April 11, 2025, and every month thereafter, the Company shall repay the Investor $665,643 towards the principal balance of the Note and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the “Installment Amount”). The Investor will also have the right to accelerate monthly repayment obligations by receiving shares of Common Stock. For any Installment Amount paid in the form of shares of Common Stock, the applicable conversion price will be equal to the lesser of (a) the Initial Conversion Price, and (b) 95% of the lowest VWAP in the ten trading days immediately prior to such conversion.

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

Security Agreement and Intellectual Property Security Agreement

On April 11, 2025, the Company entered into a security agreement (the “Security Agreement”) and an intellectual property security agreement (the “Intellectual Property Security Agreement”), pursuant to which the Company granted to the Investor a security interest in all of the assets of the Company, including its intellectual property.

Conversion of Principal and Interest amounts into Common Stock

Between April 25, 2025 and June 30, 2025, the Investor converted $1.5 million of principal and interest payments due under the Note into 282,670 shares of Common Stock at a conversion price ranging between $2.96 per share to $7.74 per share.

6.	TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has shares reserved and available for future issuance of common stock as follows as of June 30, 2025:

June 30,
2025
Warrants	107,813
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	5,898,018
Awards outstanding under the 2024 Equity Plan	1,301,633
Shares available for future issuance under the 2024 Equity Incentive Plan	1,406,542
Shares authorized and available for future issuance	68,065,853
Total shares reserved and available for future issuance of common stock	76,779,859

On December 6, 2024, the Company completed its IPO of 2.2 million shares of Common Stock at a price of $5.00 per share, which included 0.3 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $0.8 million and offering expenses of $2.6 million, the Company received net proceeds from the IPO of $7.5 million. In connection with the IPO, 4.0 million outstanding shares of preferred stock were converted into 18.7 million shares of Common Stock.

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 5,000,000 shares of preferred stock with no shares of preferred stock designated or outstanding.  As of January 1 and June 30, 2024, the Company was authorized to issue 4,014,946 shares of preferred stock with a par value of $0.00001 per share, of which 3,874,946 shares were designated as Series A preferred stock and 140,000 shares were designated as NCNV preferred stock. Shares outstanding for both the Series A and NCNV preferred stock for the period ended June 30, 2024 was as follows (in thousands, except share data):

	Series A Preferred Stock		NCNV Preferred Stock
	Shares	Amount	Shares	Amount
Balance at January 1, 2024:	3,874,946	$3,000	—	$
Balance at June 30, 2024:	3,874,946	$3,000	—		$—

As discussed below, shares of NCNV 1 and NCNV 3 preferred stock were issued in December 2023. No amounts of NCNV 1, NCNV 2, or NCNV 3 preferred stock were previously outstanding.

	NCNV Preferred		NCNV Preferred		NCNV Preferred
	Stock 1		Stock 2		Stock 3
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	55,312	$55,312	—	$—	48,640	$48,640
Cancellation of NCNV 1 Preferred Stock	(562)	(562)	—	—	—	—
Issuance of NCNV 2 Preferred Stock in exchange for Debt Forgiveness	—	—	5,752	5,752	—	—
Balance at June 30, 2024:	54,750	$54,750	5,752	$5,752	48,640	$48,640

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

Conversion Rights

Each share of Series A preferred stock could be voluntarily converted into shares of Common Stock at any time. All outstanding shares of Series A preferred stock automatically converted into Common Stock upon the closing of the IPO by dividing the original issue price, as adjusted for dividends, by the conversion price. The initial Series A preferred stock conversion price was $0.7744515 per share. The conversion price was subject to adjustment upon issuances of additional shares of Common Stock if the consideration paid per share of Common Stock was less than the conversion price in effect immediately prior to the issuance of additional shares.

Voting Rights

Holders of the Series A preferred stock were entitled to cast the number of votes equal to 100 times the number of shares of Common Stock into which the shares of Series A preferred stock could be converted. Common stockholders are entitled to one vote for each share of common stock held.

NCNV Preferred Stock

On January 11, 2024, 562 shares of NCNV 1 preferred stock were converted into NCNV 2 preferred stock and 5,752 shares of NCNV 2 preferred stock were issued in exchange for all the outstanding debt from Kuwait Investment Authority.

The New NCNV Preferred Stock had a liquidation preference senior to the Series A preferred stock and Common Stock.

The New NCNV Preferred Stock had the following rights and privileges until it was converted into 13,097,040 shares of Common Stock as part of the Company’s IPO on December 6, 2024:

Dividend Rights

The holders of the New NCNV Preferred Stock were entitled to receive dividends at the rate of 5% of the issue price per share of $1,000, prior to payment of dividends to the holders of Series A preferred stock, if declared by the Board of Directors. The dividends were non-cumulative. On July 12, 2024, the Company amended its certificate of incorporation to change the issue price per share of the NCNV Preferred Stock from $1,000 to $600.

Conversion Rights

New NCNV Preferred Stock were non-convertible other than the automatic mandatory conversion provision described above.

Voting Rights

New NCNV Preferred Stock were non-voting.

7.	STOCK BASED COMPENSATION EXPENSE

Equity incentive plans

Prior to December 2024, the Company had adopted two equity incentive plans in 2007 (the “2007 Plan”) and 2017 (the “2017 Plan”). In December 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Stock Plan”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements. Awards generally expire 10 years from the date of grant.

On February 13, 2025, the Company granted 724,646 Restricted Stock Units (“RSUs”) to its named executive officers and the members of the Board of Directors under the 2024 Stock Plan at a fair market value of $12.9 million. The approximately 0.7 million officer and director RSUs vest at quarterly periods over one to three years. On March 31, 2025, the Company granted 620,934 RSUs to employees at a fair market value of $4.6 million. The approximately 0.6 million employee RSUs vest at quarterly periods over three years.

As of June 30, 2025, a total of 8,692,379 shares were authorized for issuance under the 2007, 2017 and 2024 Stock Plans. As of June 30, 2025, 7,329,784 shares have been granted or issued, leaving 1,362,595 shares available for future awards. As of December 31, 2024, there were 5,980,204 shares granted under the 2007 and 2017 Stock Plans. The shares available for issuance under the 2024 Stock Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. Shares from the 2024 Plan which are forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares from the 2024 Plan which are withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.

Since December 6, 2024, we have not granted and do not intend to grant any further awards under the 2007 or the 2017 Stock Plans.

Time-Based Restricted Stock

Time-based restricted stock units (RSUs) granted to employees under the 2024 Stock Plan typically vest over one to three years and are subject to forfeiture if employment terminates prior to the vesting or lapse of restrictions, as applicable. RSUs are not considered outstanding Common Stock until they vest. The value of RSUs is determined by the stock price on the grant date.

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the six months ended June 30, 2025:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2025	0	$0.00
Granted	1,338,811	7.46
Vested	(3,333)	7.46
Forfeited	(33,845)	7.46
Non-vested as of June 30, 2025	1,301,633	$7.46

As of June 30, 2025,  total  unrecognized stock-based  compensation cost for RSUs was approximately $8.4 million which is expected to be recognized on a straight-line basis over a weighted average period of 2.1 years. The intrinsic value of RSUs as of June 30, 2025 was $4.2 million.

Determination of fair value of stock options

As of June 30, 2025 and December 31, 2024, the Company had approximately 5.9 million and 6.0 million options outstanding, respectively, under the 2007 Plan and the 20217 Plan. As of June 30, 2025 and December 31, 2024, all options outstanding were granted solely with time-based vesting requirements.

There were no options granted during the three and six months ended June 30, 2025. The fair value of the stock options outstanding during the six months ended June 30, 2024 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

June 30,
2024
Dividend yield	—
Expected term	5.0 - 6.1 years
Risk-free interest rates	1.0% - 4.1%
Expected volatility	54.9% - 65.1%

A summary of the Company’s stock option plan and the changes during the period ended June 30, 2025 is presented below:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Remaining	Aggregate
	Outstanding	Exercise	Grant Date	Contractual	Intrinsic
	Options	Price	Fair Value	Years	Value
Balance, January 1, 2025	5,984,204	$3.04		8.00	$81,519,660
Expired	(1,426)	1.57
Exercised	(84,760)	330.00
Balance, June 30, 2025	5,898,018	$2.98		7.50	$17,569,554
Vested and Exercisable, June 30, 2025	5,502,559	$3.07		7.41	$16,893,855
Vested and Expected to Vest, June 30, 2025	5,898,018	$2.98		7.50	$17,569,554

Stock-based compensation included in the condensed consolidated statements of operations was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of goods sold	$25	$—	$32	$115
Research and development	122	18	177	711
Sales and marketing	504	7	809	2,568
General and administrative	1,204	72	1,810	3,956
Total stock-based compensation expense	$1,855	$97	$2,828	$7,350

As of June 30, 2025,  total  unrecognized  stock-based  compensation  cost  for options was  approximately $0.1 million which is expected to be recognized on a straight-line basis over a weighted average period of 0.4 years. The intrinsic value of stock options exercised during the three and six months June 30, 2025 was $0.2 million.

8.	TAXES

The Company estimates an annual effective tax rate of (0.11)% for the year ending December 31, 2025 as the Company incurred losses for the six months ended June 30, 2025 and expects to continue to incur losses through the remainder of the fiscal year ending December 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal or state income taxes are expected outside of state minimum tax payments. The effective rate during this period includes income tax benefits and exclusions associated with convertible debt interest and changes in valuation allowances related to future deductible temporary differences.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not. As of June 30, 2025, the Company has no uncertain tax positions that require the establishment of a reserve.

On July 4, 2025, subsequent to the balance sheet date, the One Big Beautiful Act (“OBBBA”) was signed into law. The OBBBA makes significant changes to U.S. tax law, including allowing for an immediate deduction for domestic research and development expenses, among other changes. The financial impact of the OBBBA is still being evaluated by the Company and an estimate of the financial impact is not yet practicable at the time of issuance of these financial statements.

9.	NET LOSS PER SHARE

Net loss per common share (“EPS”) is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options and convertible securities. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares. Diluted EPS for convertible securities is calculated using the ‘if-converted’ method, assuming all convertible securities outstanding during the period were converted into common stock at the beginning of the reporting period, resulting in an adjustment to both the numerator (net income) and denominator (weighted average shares outstanding) to reflect the potential dilution from such conversions.

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

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands, except per share data)	2025	2024
Net loss	$(6,102)	$(4,746)
Cumulative preferred stock dividends	—	(82)
Net loss available to common shareholders used in basic and diluted earnings per share	$(6,102)	$(4,828)
Weighted average number of common shares used in basic and diluted earnings per share	22,968,462	174,077
Loss per common share – basic and diluted	$(0.27)	$(27.73)

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024
Net loss	$(11,934)	$(16,993)
Cumulative preferred stock dividends	—	(165)
Net loss available to common shareholders used in basic and diluted earnings per share	$(11,934)	$(17,158)
Weighted average number of common shares used in basic and diluted earnings per share	22,909,243	174,077
Net loss per common share – basic and diluted	$(0.52)	$(98.57)

For the three and six months ended June 30, 2025 and 2024, the following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

Six Months Ended June 30:	2025	2024
Incentive stock options	5,898,018	5,997,539
Restricted stock units	1,301,633	—
Warrants	107,813	—
Temporary redeemable preferred stock	—	3,984,088
Total	7,307,464	9,981,627

10.	RELATED PARTY TRANSACTIONS

Gulf Islamic Investments Holding, LLC (“GII”)

In connection with the hiring in 2023 of the Company’s Chief Financial Officer, Erick DeOliveira, the Company has expensed and accrued $0.2 million as of June 30, 2025 with a related party, GII, for recruitment fees paid on the Company’s behalf by GII.

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

Litigation

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC Topic 450, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of June 30, 2025 and December 31, 2024, there were no matters pending that required provision.

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of June 30, 2025, the Company had $23.7 million in purchase obligations outstanding.

12.MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended June 30, 2025, one customer accounted for approximately 10% of the Company’s total revenue. For the three months ended June 30, 2024, there were no individual customers which represented 10% or more of the Company’s total revenue.

For the six months ended June 30, 2025 and 2024, there were no individual customers which represented 10% or more of the Company’s total revenue.

As of June 30, 2025, one customer accounted for approximately 14% of the Company’s accounts receivable. As of December 31, 2024, one customer accounted for approximately 10% of the Company’s accounts receivable.

13.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) which allows participants to defer from 0% to 100% of cash compensation. The 401(k) Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The 401(k) Plan allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the 401(k) Plan totaled approximately $32,000 and $16,000 for the three months ended June 30, 2025 and 2024, respectively. The matching contributions to the 401(k) Plan totaled approximately $0.1 million for both of the six months ended June 30, 2025 and 2024.

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

The following table presents selected financial information about revenues, expenses and net loss for the three and six months ended June 30, 2025 and 2024 for the Company’s one reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Hardware	$4,311	$4,207	$8,140	$9,402
Software	2,396	2,649	4,348	4,610
Services	752	647	1,730	1,332
Total revenues	7,459	7,503	14,218	15,344
Cost of goods sold
Hardware	2,928	3,217	5,345	7,018
Software	767	841	1,439	1,844
Services	410	408	874	743
Excess and obsolete	180	4	180	4
Total cost of goods sold	4,285	4,470	7,838	9,609
Gross profit	3,174	3,033	6,380	5,735
Operating expenses:
Research and development	124	166	314	750
Software engineering	421	220	704	628
Platform engineering	730	685	1,352	1,670
Sales	1,828	1,673	3,847	4,405
General and administrative	4,277	2,128	7,770	8,737
Marketing and business development	1,986	1,367	3,834	3,876
International sales	137	323	272	587
Total operating expenses	9,503	6,562	18,093	20,653
Loss from operations	(6,329)	(3,529)	(11,713)	(14,918)
Other (expense) income:
Interest expense	(301)	(910)	(803)	(1,639)
Other income (expense), net	14	(268)	70	(350)
Gain on change in fair value of convertible debt	525	—	525	—
Loss on extinguishment of debt	—	—	—	(52)
Loss before income taxes	(6,091)	(4,707)	(11,921)	(16,959)
Income tax expense (benefit)	11	39	13	34
Segment net loss	$(6,102)	$(4,746)	$(11,934)	$(16,993)

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ending June 30, 2025, except as follows.

Common Stock Purchase Agreement

On July 8, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) and a Registration Rights Agreement (the “RRA”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the ELOC Agreement, the Company has the right to sell to Tumim up to the lesser of (i) $30,000,000 worth of newly issued shares (the “ELOC Shares”) of the Company’s Common Stock and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the ELOC Agreement. Sales of Common Stock pursuant to the ELOC Agreement, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement. Shares of Common Stock may be sold by the Company pursuant to this arrangement over a period of up to 24 months after the Closing Date.

Upon the satisfaction of the conditions in the ELOC Agreement, including that a registration statement that we agreed to file with the SEC pursuant to the RRA is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC (such event, the “Commencement”), which occurred on August 3, 2025, we will have the right, but not the obligation, from time to time at our sole discretion during the term of the ELOC Agreement, to direct Tumim to purchase amounts of our Common Stock as set forth in the Purchase Agreement (each, a “Share Purchase”) on any trading day, so long as, (i) at least three trading days have elapsed since the trading day on which the most recent conversion notice to purchase Common Stock under the ELOC Agreement was delivered by the Company to Tumim, (ii) at least three trading days have elapsed since the trading day on which the most recent prior not to purchase Common Stock under the  Note issued by the company to the Investor (as further described in Note 5 above), was delivered to the Company, (iii) the closing price of the Common Stock on the Nasdaq is above $0.01, and (iv) all ELOC Shares subject to all prior purchases by Tumim under the ELOC Agreement have theretofore been received by Tumim electronically as set forth in the ELOC Agreement.

The Company will control the timing and amount of any sales of Common Stock to Tumim. Actual sales of ELOC Shares to Tumim under the ELOC Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the Common Stock, trading volume of the Common Stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Company has agreed to reimburse Tumim for the reasonable out-of-pocket expenses (including legal fees and expenses), up to a maximum of $25,000.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may we issue to Tumim under the ELOC Agreement more than 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the ELOC Agreement (the “Exchange Cap”), unless we obtain stockholder approval to issue shares of Common Stock in excess of the Exchange Cap.

In all instances, we may not sell shares of our Common Stock to Tumim under the ELOC Agreement if it would result in Tumim beneficially owning more than 4.99% of the Common Stock.

The net proceeds from sales, if any, under the ELOC Agreement, will depend on the frequency and prices at which the Company sells shares of Common Stock to Tumim. To the extent the Company sells shares under the ELOC Agreement, the Company currently plans to use any proceeds therefrom for operating expenses, working capital and other general corporate purposes.

Pursuant to the terms of the RRA, we have agreed to file with the SEC one or more registration statements on Form S-1 to register for resale under the Securities Act the shares of our Common Stock that may be issued to Tumim under the ELOC Agreement. The ELOC Agreement and the RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The ELOC Agreement will automatically terminate on the earliest to occur of (i) the 24-month anniversary after July 8, 2025, (ii) the date on which Tumim shall have purchased the total commitment worth of shares of Common Stock, (iii) the date on which the Common Stock shall have failed to be listed or quoted on The Nasdaq Capital Market or any other “Eligible Market” (as defined in the ELOC Agreement), (iv) 30 trading days after the Company commences a voluntary bankruptcy proceeding or any person commences a proceeding against the Company, or (v) the date on which a Custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors. The Company has the right to terminate the ELOC Agreement at any time after Commencement, at no cost or penalty, upon 5 trading days’ prior written notice to Tumim. Neither the Company nor Tumim may assign or transfer its rights and obligations under the ELOC Agreement or the RRA, and no provision of the ELOC Agreement or the RRA may be modified or waived by the parties.

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

Overview

We are a leading provider of augmented and virtual reality educational technology solutions. We believe that we are a recognized brand in the education market with a current focus on both United States K-12 schools and the Career and Technical Education (“CTE”) markets.

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

Hardware Product Revenue

Our platform is designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is the Inspire line of products, our latest laptop product built in partnership with a major PC OEM. It is our first product offering 3D stereo visualization without the need to utilize glasses/eyewear. Our initial original edition product offerings (OE) used a proprietary passive circular polarized display to create comfortable 3D stereo using lightweight eyewear. We are no longer producing our OE products, although we continue to sell existing inventory outside of the US. Product revenue accounted for 57% and 61% of our total revenue for the six months ended June 30, 2025 and 2024, respectively.

Software Applications Revenue

Our platform allows for immersive experiential learning experiences across science, math technology, engineering and career training applications. We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for 31% and 30% of our total revenue for the six months ended June 30, 2025 and 2024, respectively. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

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

Services Revenue

Our services are a “turn-key” solution that aids customers with configuring purchased products with software and license keys specific to the customer’s use. This service allows the applicable school to quickly get started with an out-of-the-box ready system. We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one- and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for 12% and 9% of our total revenue for the six months ended June 30, 2025 and 2024, respectively.

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

	Three Months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024
Bookings	$7,182	$15,456	$15,521	$23,437

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 35% and 28% for the three months ended June 30, 2025 and 2024, respectively, while K-12 bookings accounted for approximately 65% and 72%, for the three months ended June 30, 2025 and 2024, respectively. CTE bookings accounted for approximately 32% and 30% for the six months ended June 30, 2025 and 2024, respectively, while K-12 bookings accounted for approximately 68% and 70%, for the six months ended June 30, 2025 and 2024, respectively.

Subsequent to June 30, 2024, we experienced significant cancellations ("debooks") of previously reported customer commitments that affect full year bookings performance. These debooks, totaling $1.2 million for the six month ended June 30, 2024, respectively, primarily occurred in the last two quarters of fiscal year 2024. The primary factors contributing to these debooks were customer financial constraints.

Management believes the disclosure of these material debooks provides investors with important context for evaluating business performance. While we do not routinely adjust previously reported bookings figures for normal course cancellations, the magnitude of these debooks was deemed material enough to warrant specific disclosure in this Quarterly Report on Form 10-Q.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 2% and 3% for the three months ended June 30, 2025 and 2024, respectively. International bookings accounted for approximately 13% and 10% for the six months ended June 30, 2025 and 2024, respectively.

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

To monitor our ability to retain and grow our customer base for our software we monitor the annualized contract value of active software licenses, with particular attention to customers with at least $50,000 in annualized contract value (“ACV”). Our ACV for the six months ended June 30, 2025 and 2024 was approximately $10.9 million and $9.9 million, respectively. We calculate our Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar- Based Retention Rate. For the trailing twelve-month period ended June 30, 2025 and 2024, our NDRR on customers with at least $50,000 of ACV was 131% and 104%, respectively.

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

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
GAAP Net Loss	$(6,102)	$(4,746)	$(11,934)	$(16,993)
Add back (deduct):
Interest expense	301	910	803	1,639
Depreciation and amortization	2	3	3	7
Income tax expense (benefit)	11	39	13	34
Stock-based compensation	1,855	97	2,828	7,350
Gain on change in fair value of convertible debt	(525)	—	(525)	—
Loss on extinguishment of debt	—	—	—	52
Adjusted EBITDA	$(4,458)	$(3,697)	$(8,812)	$(7,911)

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

Strategic PC OEM Partnerships

Prior to our most recent laptop product, Inspire, we worked exclusively with tier-one Original Development Manufacturers (“ODMs”) to manufacture our products. In 2021, we made the strategic decision to partner with a major

PC OEM, working together to build Inspire, a proprietary laptop product, which allowed us to leverage the OEM’s supply chain network and volumes. As of June 30, 2025, approximately 20,600 Inspires have been shipped under our agreement with this PC OEM. Our master agreement with our PC OEM partner is subject to an initial one-year term, with automatic renewal for subsequent one-year terms. Either party is permitted to terminate the agreement upon written notice delivered to the other party not later than three months prior to the expiration of the applicable term. During 2023, we entered into an agreement with another PC OEM for the manufacture of an additional laptop product. If either PC OEM decided to discontinue their relationship with us, our business could be materially and adversely impacted. We also rely upon one third-party partner located in China to manufacture our stylus. If our manufacturing partners that we rely upon decide to discontinue their relationship with us and we are unable to replace such parties on similar terms or at all, our business could be materially and adversely impacted.

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

Income Tax Expense (Benefit)

Income tax benefit (expense) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Hardware	4,311	$4,207	$104	2%	8,140	$9,402	$(1,262)	(13)%
Software	2,396	2,649	(253)	(10)%	4,348	4,610	(262)	(6)%
Services	752	647	105	16%	1,730	1,332	398	30%
Total Revenues	7,459	7,503	(44)	(1)%	14,218	15,344	(1,126)	(7)%
Cost of goods sold(1)	4,285	4,470	(185)	(4)%	7,838	9,609	(1,771)	(18)%
Gross profit	3,174	3,033	141	5%	6,380	5,735	645	11%
Operating expenses:
Research and development(1)	1,274	1,071	203	19%	2,369	3,048	(679)	(22)%
Selling and marketing(1)	3,948	3,362	586	17%	7,950	8,867	(917)	(10)%
General and administrative(1)	4,281	2,129	2,152	101%	7,774	8,738	(964)	(11)%
Total operating expenses	9,503	6,562	2,941	45%	18,093	20,653	(2,560)	(12)%
Loss from operations	(6,329)	(3,529)	(2,800)	79%	(11,713)	(14,918)	3,205	(21)%
Other (expense) income:
Interest expense	(301)	(910)	609	(67)%	(803)	(1,639)	836	(51)%
Other income (expense), net	14	(268)	282	(105)%	70	(350)	420	(120)%
Loss on extinguishment of debt	—	—	—	(100)%	—	(52)	52	(100)%
Gain on change in fair value of convertible debt	525	—	525	—	525	—	525	—
Loss before income taxes	(6,091)	(4,707)	(1,384)	29%	(11,921)	(16,959)	5,038	(30)%
Income tax expense (benefit)	11	39	(28)	(72)%	13	34	(21)	(62)%
Net loss	$(6,102)	$(4,746)	$(1,356)	29%	$(11,934)	$(16,993)	$5,059	(30)%
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

	(unaudited)
Cost of goods sold	$25	$18	$32	$115
Research and development	122	7	177	711
Sales and marketing	504	72	809	2,568
General and administrative	1,204	97	1,810	3,956
Total stock-based compensation expense	$1,855	$194	$2,828	$7,350

Comparison of financial results for the three months ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	$4,311	$4,207	$104	2%
Software	2,396	2,649	(253)	(10)%
Services	752	647	105	16%
Total Revenues	$7,459	$7,503	$(44)	(1)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$10,897	$9,852	$1,045	11%
Net Dollar Retention Rate (NDRR)	131%	104%	27%

Total revenue decreased by $44,000, or 1%, for the three months ended June 30, 2025 to $7.5 million as compared to the three months ended June 30, 2024. This decrease in revenue is primarily attributable to lower software revenues attributable to uncertainty in our K-12 end-user markets where funding sources have been disrupted, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue increased by $0.1 million or 2%, to $4.3 million for the three months ended June 30, 2025, from $4.2 million for the three months ended June 30, 2024. The increase in hardware revenue was primarily attributable to an increase in units shipped. For the three months ended June 30, 2025 and 2024, hardware revenue as a percentage of total revenue was 58% and 56%, respectively.

Software revenue decreased by $0.3 million or 10% for the three months ended June 30, 2025 from $2.6 million for the three months ended June 30, 2024. Software content purchased on new unit deployments and retention of existing software licenses revenue were disproportionately affected by customer funding disruptions in the three months ended June 30, 2025. For the three months ended June 30, 2025 and 2024, software revenue as a percentage of total revenue is 32% and 35%, respectively.

Our key software retention metrics are as follows: (1) ACV as of June 30, 2025 improved to $10.9 million as compared to June 30, 2024 of $9.9 million and (2) NDRR for the trailing twelve-month period ended June 30, 2025 was 131%, as compared to 104% for the trailing twelve-month period ended June 30, 2024.

Service revenue increased by $0.1 million or 16%, to $0.7 million for the three months ended June 30, 2025, from $0.6 million for the three months ended June 30, 2024. The increase in revenue was primarily attributable to increased sales of extended warranty and technology support services. For the three months ended June 30, 2025 and 2024, services revenue as a percentage of total revenue was 10% and 9%, respectively.

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Cost of goods sold:
Hardware	$2,928	$3,217	$(289)	(9)
Software	767	841	(74)	(9)
Services	410	408	2	0
Excess and obsolete	180	4	176	4,400
Total cost of goods sold	$4,285	$4,470	$(185)	(4)

For the three months ended June 30, 2025, total cost of goods sold decreased by $0.2 million, or 4%, to $4.3 million compared to $4.5 million for the three months ended June 30, 2024. This decrease was primarily attributable to reduced hardware costs of $0.3 million due to higher margins of Inspire units, and a decrease in software costs of $0.1 million, partially offset by an increase in excess and obsolete cost of $0.2 million. For the three months ended June 30, 2025 and 2024, gross margin was 43% and 40%, respectively.

Cost of hardware sold decreased by $0.3 million, or 9%, to $2.9 million for the three months ended June 30, 2025, from $3.2 million for the three months ended June 30, 2024. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops and reductions in the bill of materials costs of the new Inspire 2 laptop, relative to the Inspire 1 model which was sold during the three months ended June 30, 2024.

The Company’s hardware costs include shipping and handling fees paid to the primary logistics agent for tariffs, custom duties and related logistics expenses. For the three months ended June 30, 2025, these costs were approximately $0.1 million, as compared to $0 for the three months ended June 30, 2024.

For the three months ended June 30, 2025 and 2024, hardware gross margin was 32% and 24%, respectively.

Cost of software sold decreased by $0.1 million or 9%, to $0.8 million for the three months ended June 30, 2025, from $0.8 million for the three months ended June 30, 2024. The decrease in cost of software sold corresponded to decreased sales of third party point-in-time software and overall software application sales. The decrease in third-party point-in-time software costs was also related to success in acquiring software applications on which the company formerly incurred revenue share. Software gross margin was 68% for both of the three month periods ended June 30, 2025 and 2024.

Cost of services sold was relatively flat at $0.4 million for each of the three month periods ended June 30, 2025 and 2024. For the three months ended June 30, 2025 and 2024, services gross margin was 45% and 37%, respectively.

Excess and obsolete expense increased $0.2 million or 4400%, to $0.2 million for the three months ended June 30, 2025, from $4,000 in the three months ended June 30, 2024. The increase was attributable to the write-off of third-party software licenses in the three months ending June 30, 2025.

Excluding the $0.1 million of shipping costs paid to the primary logistics agent and the write-off of $0.2 million of software licenses in the three months ended June 30, 2025, gross margin for the three months ended June 30, 2025 would have been 46% compared to the actual gross margin of 43%.

Operating Expenses

	Three Months Ended June 30,		Change
(in thousands)	2025	2024	$	%

	(unaudited)
Operating Expenses:
Research and development	$1,274	$1,071	$203	19%
Selling and marketing	3,948	3,362	586	17%
General and administrative	4,281	2,129	2,152	101%
Total operating expenses	$9,503	$6,562	$2,941	45%

For the three months ended June 30, 2025, operating expenses increased by $2.9 million, or 45%, to $9.5 million from $6.6 million for the three months ended June 30, 2024. The increase in expenses was primarily attributable to an increase of $1.8 million of stock-based compensation expense due to annual grants of 1.3 million RSUs to members of the Board of Directors, named executive officers and employees in February and March 2025 at a grant date fair value of $9.7 million. After removing the stock-based compensation expense from the totals, for the three months ended June 30, 2025, the adjusted operating expenses totaled $7.7 million and resulted in an increase of $1.2 million or 18.0%, from the $6.5 million total operating expenses for the three months ended June 30, 2024 . This net increase was primarily due to increased costs in personnel and professional expenses through the three months ended  June 30, 2025 and additional selling and marketing activities.

Research and development expenses increased by $0.2 million or 19%, to $1.3 million for the three months ended June 30, 2025, from $1.1 million for the three months ended June 30, 2024. The increase in expenses was primarily attributable to an increase in stock-based compensation expense.

Selling and marketing expenses increased by $0.6 million or 17%, to $3.9 million for the three months ended June 30, 2025, from $3.4 million for the three months ended June 30, 2024. The increase in expenses was primarily attributable to

General and administrative expenses increased by $2.2 million or 101%, to $4.3 million for the three months ended June 30, 2025, from $2.1 million for the three months ended June 30, 2024. The increase in expenses was primarily attributable to increased costs in personnel and professional expenses in 2025 related to being a public Company.

Interest Expense

	Three Months Ended
	June 30,		Change
(in thousands)	2025	2024	$	%
Interest expense	$(301)	$(910)	609	(67)%

For the three months ended June 30, 2025, interest expense decreased by $0.6 million, or 67%, to $0.3 million, from $0.9 million for the three months ended June 30, 2024. The decrease in interest expense was primarily attributable to the convertible loans converted into Common Stock as part of the IPO in December 2024 and a lower interest rate on the convertible debt entered into in April 2025 compared to the debt paid off with a portion of the proceeds from the convertible debt.

Income Tax Expense

Income tax expense for each of the three months ended June 30, 2025 and 2024 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2025 of 0.11% as we incurred losses for the three months ended June 30, 2025 and expect to continue to incur losses through the reminder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2024 and 2023 was 0.1% and zero, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Comparison of financial results for the six months ended June 30, 2025 and 2024

Revenue

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	$8,140	$9,402	$(1,262)	(13)%
Software	4,348	4,610	(262)	(6)%
Services	1,730	1,332	398	30%
Total Revenues	$14,218	$15,344	$(1,126)	(7)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$10,897	$9,852	$1,045	11%
Net Dollar Retention Rate (NDRR)	131%	104%	27%

Total revenue decreased by $1.2 million, or 7%, for the six months ended June 30, 2025 to $14.2 million as compared to $15.4 million for the six months ended June 30, 2024. This decrease in revenue was primarily attributable to lower hardware revenues and attributable to uncertainty in the Company’s K-12 end-user markets where funding sources have been disruptive, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $1.3 million or 13%, to $8.1 million for the six months ended June 30, 2025, from $9.4 million for the six months ended June 30, 2024. The decrease in hardware revenue was primarily attributable to tariff and trade policy uncertainty, as well as uncertainty in federal funding sources for education available to our K-12 segment customers, and the resulting impact on laptop shipments, during six months ended June 30, 2025. For the six months ended June 30, 2025 and 2024, hardware revenue as a percentage of total revenue was 57% and 61%, respectively.

Software revenue decreased by $0.3 million or 6%, to $4.3 million for the six months ended June 30, 2025 from $4.6 million for the six months ended June 30, 2024. Notwithstanding adverse factors affecting hardware shipments, and software content purchased on new unit deployments, retention of existing software licenses revenue, and increases in the sales price of software, generated an improvement in software revenue relative to the decline in hardware revenue. For the six months ended June 30, 2025 and 2024, software revenue as a percentage of total revenue was 31% and 30%, respectively.

Our key software retention metrics are as follows: (1) ACV as of June 30, 2025 improved to $10.9 million as compared to June 30, 2024 of $9.9 million and (2) NDRR for the trailing twelve-month period ended June 30, 2025 was 131%, as compared to 104% for the trailing twelve-month period ended June 30, 2024.

Service revenue increased by $0.4 million or 30%, to $1.7 million for the six months ended June 30, 2025, from $1.3 million for the six months ended June 30, 2024. The increase in service revenue was primarily attributable to increased sales of extended warranty and technology support services. For the six months ended June 30, 2025 and 2024, services revenue as a percentage of total revenue was 12% and 9%, respectively.

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%
Cost of goods sold:
Hardware	$5,345	$7,018	$(1,673)	(24)%
Software	1,439	1,844	(405)	(22)%
Services	874	743	131	18%
Excess and obsolete	180	4	176	4,400%
Total cost of goods sold	$7,838	$9,609	$(1,771)	(18)%

For the six months ended June 30, 2025, total cost of goods sold decreased by $1.8 million, or 18%, to $7.8 million compared to $9.6 million for the six months ended June 30, 2024. This decrease was primarily attributable to reduced hardware costs of $1.7 million due to fewer shipments of Inspire units, and a decrease in software costs of $0.4 million, partially offset by an increase in service cost of $0.2 million and excess and obsolete of $0.2 million. For the six months ended June 30, 2025 and 2024, gross margin was 45% and 37%, respectively.

Cost of hardware sold decreased by $1.7 million, or 24%, to $5.3 million for the six months ended June 30, 2025, from $7.0 million for the six months ended June 30, 2024. The decrease in cost of hardware sold was primarily attributable to the 13% decrease in hardware revenue driven primarily by a decrease in the volumes shipped of Inspire laptops, as well as reductions in the bill of materials costs of the new Inspire 2 laptop relative to the Inspire 1 model which was sold during the six months ended June 30, 2024.

The Company’s hardware costs include shipping and handling fees paid to the primary logistics agent for tariffs, custom duties and related logistics expenses. For the six months ended June 30, 2025, these costs were approximately $0.1 million, as compared to $0 for the six months ended June 30, 2024.

For the six months ended June 30, 2025 and 2024, hardware gross margin was 34% and 25%, respectively.

Cost of software sold decreased by $0.4 million or 22%, to $1.4 million for the six months ended June 30, 2025, from $1.8 million for the six months ended June 30, 2024. The decrease in cost of software sold corresponded to decreased sales of third party point-in-time software and overall software application sales. The decrease in third-party point-in-time software costs was also related to success in acquiring software applications on which the company formerly incurred revenue share. For the six months ended June 30, 2025 and 2024, software gross margin was 67% and 60%, respectively.

Cost of services sold increased by $0.1 million or 18%, to $0.5 million for the six months ended June 30, 2025, from $0.3 million for the six months ended June 30, 2024. The increase in cost of services sold was primarily attributable to increased sales of technology support services. For the six months ended June 30, 2025 and 2024, services gross margin was 49% and 44%, respectively.

Excess and obsolete expense increased $0.2 million or 4400%, to $0.2 million for the six months ended June 30, 2025, from $4,000 in the six months ended June 30, 2024. The increase was attributable to the write-off of third-party software costs in the six months ending June 30, 2025.

Excluding the $0.1 million of shipping costs paid to the primary logistics agent and the write-off of $0.2 million of software licenses in the six months ended June 30, 2025, gross margin for the six months ended June 30, 2025 would have been 47% compared to the actual gross margin of 45%.

Operating Expenses

	Six Months Ended June 30,		Change
(in thousands)	2025	2024	$	%

	(unaudited)
Operating Expenses:
Research and development	$2,369	$3,048	$(679)	(22)%
Selling and marketing	7,950	8,867	(917)	(10)%
General and administrative	7,774	8,738	(964)	(11)%
Total operating expenses	$18,093	$20,653	$(2,560)	(12)%

For the six months ended June 30, 2025, operating expenses decreased by $2.6 million, or 12%, to $18.1 million from $20.7 million for the six months ended June 30, 2024. The decrease in expenses was primarily attributable to a decrease of $4.4 million of stock-based compensation expense due to grants to employees in March 2024 to purchase a total of approximately 5.0 million shares of Common Stock at an exercise price of $2.57 per share. The additional stock-based compensation expense included in research and development, sales and marketing, and general and administrative expense for the six months ended June 30, 2024 was $0.5 million, $1.8 million, and $2.1 million, respectively. After removing the stock-based compensation expense of $2.8 million and $7.2 million for the six months ended June 30, 2025 and 2024, respectively, from the totals, for the six months ended June 30, 2025, the adjusted operating expenses totaled $15.3 million and resulted in an increase of $1.9 million or 14.0%, from the $13.4 million total operating expenses for the six months ended June 30, 2024 . This net increase was primarily due to increased costs in personnel and professional expenses through the six months ended  June 30, 2025 and additional selling and marketing activities.

Research and development expenses decreased by $0.7 million or 22%, to $2.4 million for the six months ended June 30, 2025, from $3.0 million for the six months ended June 30, 2024. The decrease in expenses was primarily attributable to a decrease in stock-based compensation expense of $0.5 million due to grants to employees in March 2024.

Selling and marketing expenses decreased by $0.9 million or 10%, to $8.0 million for the six months ended June 30, 2025, from $8.9 million for the six months ended June 30, 2024. The decrease in expenses was primarily attributable to a decrease in stock-based compensation expense of $1.8 million due to grants to employees in March 2024, partially offset by increased headcount and compensation expense.

General and administrative expenses decreased by $1.0 million or 11%, to $7.8 million for the six months ended June 30, 2025, from $8.7 million for the six months ended June 30, 2024. The decrease in expenses was primarily attributable to a $2.1 million decrease in stock compensation expenses due to grants to employees in March 2024, partially offset by the increased costs in personnel and professional expenses in 2025 related to being a public Company.

Interest Expense

	Six Months Ended
	June 30,		Change
(in thousands)	2025	2024	$	%
Interest expense	$(803)	$(1,639)	836	(51)%

For the six months ended June 30, 2025, interest expense decreased by $0.8 million, or 51%, to $0.8 million, from $1.6 million for the six months ended June 30, 2024. The decrease in interest expense was attributable to the convertible loans converted into Common Stock as part of the IPO in December 2024 and a lower interest rate on the convertible debt entered into in April 2025 compared to the debt paid off with a portion of the proceeds from the convertible debt.

Income Tax Expense

Income tax expense for each of the six months ended June 30, 2025 and 2024 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2025 of 0.11% as we incurred losses for the six months ended June 30, 2025 and expect to continue to incur losses through the reminder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2024 and 2023 was 0.1% and zero, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(11,567)	$(5,688)
Net cash used in investing activities	$(15)	$(7)
Net cash provided by financing activities	$8,275	$5,742

Operating Activities

For the six months ended June 30, 2025, our operating activities used cash of $11.6 million, primarily due to our net loss of $11.9 million, the change in fair value of convertible debt of $0.5 million and changes in our operating assets and liabilities of $2.2 million, partially offset by adjustments for non-cash charges, including stock-based compensation expense of $2.8 million, provision for excess and obsolete inventory of $0.2 million, and non-cash amortization of other debt discount of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.5 million and prepaid and other assets of $1.2 million and a decrease in accounts payable of $0.4 million, partially offset by a decrease in inventory of $0.5 million and an increase in deferred revenue of $0.1 million and accrued interest of $0.4 million.

For the six months ended June 30, 2024, our operating activities used cash of $5.4 million, primarily due to our net loss of $12.2 million and changes in our operating assets and liabilities of $0.5 million, partially offset by an adjustment for non-cash charge of stock-based compensation expense of $7.3 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.4 million, inventory of $0.5 million, and prepaid and other current assets of $0.2 million, partially offset by and an increase in accounts payable of $0.5 million, accrued expenses of $0.3 million, deferred revenue of $0.7 million, and accrued interest of $0.3 million.

Investing Activities

For the six months ended June 30, 2025 and 2024, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the six months ended June 30, 2025, net cash provided by financing activities was $8.3 million primarily due to proceeds from convertible debt of $13.0 million, other debt issuances of $2.0 million, and proceeds from exercise of stock options of $0.1 million partially offset by repayment of other debt issuances of $6.8 million, and fees paid for debt issuance of $30,000.

For the six months ended June 30, 2024, net cash provided by financing activities was $3.7 million primarily due to proceeds from convertible notes of $5.0 million partially offset by repayment of other debt issuances of $1.0 million and fees paid for deferred offering costs of $0.3 million.

Liquidity and Capital Resources

As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $302.3 million and $290.4 million, respectively. Our net losses were $11.9 million and $17.0 million for the six months ended June 30, 2025 and 2024, respectively. A portion of our net losses in the six months ended June 30, 2024 related to $7.5 million in stock compensation expense from options issued during the period.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $1.4 million and $4.9 million, respectively. In April 2025, we raised $14.0 million in a Senior Secured Convertible Note Financing. See Note 5 to our condensed consolidated financial statements for the six months ended June 30, 2025 elsewhere in this report for additional information. In the six months ended June 30, 2025 and the years ended December 31, 2024 and 2023, we raised $15.0 million, $18.5 million and $11.4 million, respectively, for an aggregate of $44.9 million through debt and financing arrangements, including the $13.0 million of convertible debt, $7.5 million of net proceeds from the IPO, $9.3 million under loan and security agreements with Fiza, $5.0 million in convertible notes and $5.6 million in other debt issuances. In May 2024 and June 2024, we entered into multiple loan agreements from an existing lender to borrow a total of $3.5 million secured by certain of our assets. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, uncertainties frequently encountered by companies in the technology industry and the dependency on closing this offering are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 to our condensed consolidated financial statements for the three and six months ended June 30, 2025 included elsewhere in this report for additional information on our assessment.

During the six months ended June 30, 2025, we incurred a net loss of $11.98 million and had Adjusted EBITDA of ($10.0) million and negative cash flows from operations of $11.6 million. For the years ended December 31, 2024 and 2023, we incurred net losses of $20.8 million and $13.0 million, respectively, and incurred negative cash flows from operations of $8.9 million and $6.4 million, respectively. We had combined cash and cash equivalents of $1.4 million and $4.9 million as of June 30, 2025 and December 31, 2024, respectively. We have incurred operating losses and negative cash flows from operations since inception. Our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing our products, availability of additional financing, gaining customer acceptance and uncertainty of achieving future profitability among other factors discussed under “Cautionary Note Regarding Forward - Looking Statements”. Our success depends on the outcome of our research and development activities, scale-up and successful partnering and commercialization of our products and product candidates. In February 2025, we entered into two Loan and Security agreements that provided us with $2.0 million in financing. In April 2025, we entered into a convertible debt agreement that may provide us with up to $20.0 million in financing. See Note 15 (Subsequent Events) for more information.

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

Sources of Liquidity

We have historically funded our operations through the issuance of common stock and preferred stock to private investors, our IPO in December 2024, and debt financing. Our accompanying Condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, uncertainties frequently encountered by companies in the technology industry and the dependency on closing this offering are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. The conditions identified above raise substantial doubt about our ability to continue as a going concern. Our Condensed consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Issuance of Common Stock

On December 6, 2024, we completed an IPO of 2.2 million shares of Common Stock at a price of $5.00 per share, which included 0.3 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $0.8 million and offering expenses of $2.5 million, we received net proceeds from the IPO of $7.5 million. In connection with the IPO, 4.0 million outstanding shares of preferred stock were converted into 18.7 million shares of Common Stock. See Notes 6 (Temporary Redeemable Preferred Stock and Stockholders’ Equity) for more information.

Debt and Financing Arrangements

The Fiza Loan. In September 2022, the Company entered into a short form loan agreement with Fiza Investments Limited (“Fiza”) and received $2.5 million to help the Company meet immediate working capital requirements “Tranche I Loan”). In November 2022, the Convertible Loan and Security Agreement (“Convertible LSA”) was executed and provided for loans up to $5.0 million and received the remaining $2.5 million (“Tranche II loans”).

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

With the completion of the IPO on December 6, 2024, the outstanding balance of $5.0 million is no longer convertible into zSpace common stock. The principal balance and accrued interest are due on July 31, 2026. As of June 30, 2025 and December 31, 2024, gross principal amounts due on the convertible loan were $5.0 million and have been classified as non-current other term loans on the balance sheet.

Fiza Term Debt.

On April 10, 2025, in connection with the Senior Secured Convertible note financing described in Note 5, all  amounts owed to Fiza are due beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible note. As of June 30, 2025 and December 31, 2024, gross principal amounts due on the Fiza term debt is $2.2 million and have been classified as non-current other term loans on the balance sheet.

Itria Other Term Loans.

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

The outstanding balance of Term Loan 1, Term Loan 2 and Term Loan 3 as of June 30, 2025 and December 31, 2024 is $0 and $4.8 million, respectively. The effective interest rates of Term Loan 1, Term Loan 3, Term Loan 4, Term Loan 5, Term Loan 6, Term Loan 7, Term Loan 8 and Term Loan 9 are 14.2%, 20.1%, 17.8%. 17.8%. 17.8%, 18.8%, 25.0% and 21.4%, respectively.

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in January 2026, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of June 30, 2025, we had approximately $23.7 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2025.

Critical Accounting Estimates

As discussed in our Form 10-K for the fiscal year ended December 31, 2024, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition, including Standalone Selling Price (“SSP”) and the allocation of the transaction price; leases; impairment of intangible assets; impairment of long-lived assets; valuation of accounts receivable; valuation of inventory; valuation of debt and embedded features; stock compensation; and income taxes (including uncertain tax positions). There have been no significant changes to the Company’s accounting policies subsequent to December 31, 2024.

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

Convertible Debt

We have issued convertible promissory notes and evaluate embedded features for potential bifurcation as derivatives.

For the recent convertible note described in Note 5, we elected the fair value option under ASC 825, measuring the entire instrument at fair value with changes recognized in earnings. This election is irrevocable and applied to the whole instrument, consistent with ASC 825-10 guidance. Key estimates include the valuation of original issue discount, accrued interest, and make-whole provisions, which require assumptions about discount rates, credit risk, and market conditions. The fair value option under ASC 825 simplifies the accounting by eliminating the need to bifurcate embedded derivatives under ASC 815 and aligns with the principles outlined in ASC 470 for debt instruments.  This approach requires ongoing reassessment of fair value inputs and assumptions, which can significantly affect reported earnings and liabilities. All fees related to the convertible note were expensed as incurred and not recorded as debt issuance costs.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the time periods required time periods.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the three and six months ended June 30, 2025 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

On May 16, 2022, we entered into a merger agreement (the “EdtechX Merger Agreement”) with EdtechX Holdings Acquisition Corp II (“EdtechX”), a Special Purpose Acquisition Company (“SPAC”). The Original Merger Agreement with Edtech was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing. A trial date has been set for January 20, 2027. The Company believes this lawsuit is without merit and intends to vigorously defend itself against these allegations.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

3.2	Form of Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

4.1	Form of Registrant’s common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

4.3	Form of Senior Secured Convertible Note, dated April 11, 2025 in the amount of $13,978,495 (incorporated by reference to Exhibit 4.1 of the Company Current Report on Form 8-K filed on April 11, 2025)

10.1	Form of Securities Purchase Agreement, dated April 10, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.2	Form of Registration Rights Agreement, dated April 11, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.3	Form of Voting Agreement, dated April 11, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.4	Form of Security Agreement, dated April 11, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.5	Form of Intellectual Property Security Agreement, dated April 11, 2025 (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.6	Form of Intercreditor Agreement, dated April 11, 2025 (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.7

Amendment No. 4 to Loan and Security Agreement dated November 7, 2024, dated April 11, 2025, by and between the Company and Fiza Investments Limited (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

10.8

Amendment No. 3 to Loan and Security Agreement dated July 11, 2024, dated April 11, 2025, by and between the Company and Fiza Investments Limited (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on April 11, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: August 14, 2025

ZSPACE, INC.

By:	/s/ Paul Kellenberger
Name:	Paul Kellenberger
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erick DeOliveira
Name:	Erick DeOliveira
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)