Form 10-Q
period 2025-09-30
zSpace, Inc.
filed 2025-11-13
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42431

ZSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2284050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
55 Nicholson Lane San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant’s telephone number, including area code: (408) 498-4050

Title of Each Class	Trading symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001 per share	ZSPC	The Nasdaq Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of November 10, 2025, there were 29,050,067 of the registrant’s common stock outstanding.

		Page

Part I	Financial Information	4

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (Unaudited)	4

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	5

	Condensed Consolidated Statements of Temporary Redeemable Preferred Stock and Stockholders' Deficit for the three and nine months ended September 30, 2025 and 2024 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	51

Part II	Other Information	52

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	Mine Safety Disclosures	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

Exhibit Index		54

Signatures		56

ZSpace, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2025

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

Part I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

zSpace, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$4,271	$4,864
Accounts receivable, net of allowance for credit losses of $34 and $44	3,617	3,176
Inventory, net	2,346	3,238
Prepaid expenses and other current assets	3,106	2,233
Total current assets	13,340	13,511
Property and equipment, net	35	21
Other assets	83	—
Total assets	$13,458	$13,532
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,965	$5,656
Accrued expenses and other current liabilities	5,304	5,365
Convertible debt	6,199	—
Other current debt	1,402	5,764
Current accrued interest	14	783
Deferred revenue, current portion	2,681	3,324
Total current liabilities	19,565	20,892
Convertible debt, noncurrent	3,361	—
Other noncurrent debt	7,711	6,191
Noncurrent accrued interest	2,186	819
Deferred revenue, net of current portion	320	318
Total liabilities	33,143	28,220
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of September 30, 2025; 26,482,448 and 22,849,378 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	288,634	275,383
Accumulated other comprehensive income	184	329
Accumulated deficit	(308,503)	(290,400)
Total stockholders’ deficit	(19,685)	(14,688)
Total liabilities and stockholders’ deficit	$13,458	$13,532

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc,

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$8,793	$14,219	$23,011	$29,563
Cost of goods sold	4,294	7,857	12,132	17,466
Gross profit	4,499	6,362	10,879	12,097
Operating expenses:
Research and development	1,568	1,040	3,937	4,088
Selling and marketing	4,340	3,265	12,290	12,132
General and administrative	3,385	2,033	11,159	10,771
Total operating expenses	9,293	6,338	27,386	26,991
(Loss) income from operations	(4,794)	24	(16,507)	(14,894)
Other (expense) income:
Interest expense	(306)	(596)	(1,109)	(2,235)
Other income, net	78	368	148	18
Loss on extinguishment of debt	—	—	—	(52)
Loss on change in fair value of convertible debt	(1,148)	—	(623)	—
Loss before income taxes	(6,170)	(204)	(18,091)	(17,163)
Income tax (benefit) expense	(1)	—	12	34
Net loss	(6,169)	(204)	(18,103)	(17,197)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(14)	(146)	(145)	(35)
Comprehensive loss	$(6,183)	$(350)	$(18,248)	$(17,232)

Net (loss) income available to common shareholders used in basic earnings per share	$(6,169)	$43,370	$(18,103)	$26,212

Net (loss) income available to common shareholders used in diluted earnings per share	$(6,169)	$43,452	$(18,103)	$26,459

Net (loss) income per common share – basic	$(0.26)	$235.81	$(0.78)	$147.77

Net (loss) income per common share – diluted	$(0.26)	$6.92	$(0.78)	$4.27

Weighted-average common shares outstanding – basic	24,020,175	183,917	23,283,602	177,381

Weighted-average common shares outstanding – diluted	24,020,175	6,274,679	23,283,602	6,196,769

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

(Unaudited)

						Accumulated
	Temporary Redeemable				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
Three Months Ended September 30, 2024:	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, July 1, 2024	3,984,088	$112,142	174,077	$—	$146,228	$339	$(286,570)	$(140,003)
Stock based compensation	—	—	—	—	51	—	—	51
Issuance of common stock from options exercised	—	—	—	—	34	—	—	34
Reduction of the original issue price from $1,000 to $600 per share	—	(43,656)	—	—	43,656	—	—	43,656
Net loss	—	—	—	—	—	—	(204)	(204)
Foreign currency translation adjustments	—	—	—	—	—	(146)	—	(146)
Balance, September 30, 2024	3,984,088	$68,486	174,077	$—	$189,969	$193	$(286,774)	$(96,612)

Three Months Ended September 30, 2025:
Balance, July 1, 2025	—	—	23,220,141	—	279,840	198	(302,334)	(22,296)
Stock based compensation	—	—	—	—	2,364	—	—	2,364
Issuance of common stock from options exercised	—	—	15,514	—	72	—	—	72
Issuance of common stock for note conversions	—	—	1,139,204	—	2,375	—	—	2,375
Issuance of restricted stock units	—	—	170,448	—	378	—	—	378
Issuance of common stock under equity line of credit	—	—	1,937,141	—	3,605	—	—	3,605
Net loss	—	—	—	—	—	—	(6,169)	(6,169)
Foreign currency translation adjustments	—	—	—	—	—	(14)	—	(14)
Balance, September 30, 2025	—	$—	26,482,448	$—	$288,634	$184	$(308,503)	$(19,685)

Nine Months Ended September 30, 2024:
Balance, January 1, 2024	3,978,898	$106,952	174,077	$—	$138,878	228	$(269,577)	$(130,471)
Stock based compensation	—	—	—	—	7,401	—	—	7,401
Cancellation of NCNV 1 preferred stock	(562)	(562)	—	—	—	—	—	—
Issuance of common stock from options exercised	—	—		—	34	—	—	34
Reduction of the original issue price from $1,000 to $600 per share	—	(43,656)	—	—	43,656	—	—	43,656
Issuance of NCNV 2 preferred stock	5,752	5,752	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(17,197)	(17,197)
Foreign currency translation adjustments	—	—	—	—	—	(35)	—	(35)
Balance, September 30, 2024	3,984,088	$68,486	174,077	$—	$189,969	193	$(286,774)	$(96,612)

Nine Months Ended September 30, 2025:
Balance, January 1, 2025	—	$—	22,849,378	$—	$275,383	329	$(290,400)	$(14,688)
Stock based compensation	—	—	—	—	5,192	—	—	5,192
Issuance of common stock from options exercised	—	—	100,274	—	157	—	—	157
Issuance of common stock for note conversions	—	—	1,421,874	—	3,907	—	—	3,907
Issuance of common stock under equity line of credit	—	—	1,937,141	—	3,605	—	—	3,605
Issuance of restricted stock units	—	—	173,781	—	390	—	—	390
Net loss	—	—	—	—	—	—	(18,103)	(18,103)
Foreign currency translation adjustments	—	—	—	—	—	(145)	—	(145)
Balance, September 30, 2025	—	$—	26,482,448	$—	$288,634	184	$(308,503)	$(19,685)

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,103)	$(17,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible debt	623	—
Non-cash amortization of other debt discount	56	48
Change in fair value of embedded derivative	—	16
Provision for excess and obsolete inventory	227	—
Stock-based compensation expense	5,192	7,401
Issuance of restricted stock units	390	—
Depreciation	7	9
Bad debt expense	31	—
Loss on extinguishment of debt	—	52
Changes in operating assets and liabilities:
Accounts receivable	(472)	631
Inventory	710	1,022
Prepaid expenses and other assets	(1,002)	(306)
Accounts payable	(1,691)	1,880
Accrued expenses	50	160
Deferred revenue	(641)	1,147
Accrued interest	598	1,287
Net cash used in operating activities	(14,025)	(3,850)
Cash flows from investing activities:
Capital expenditures	(21)	(8)
Net cash used in investing activities	(21)	(8)
Cash flows from financing activities:
Proceeds from convertible debt	13,000	5,000
Repayments of convertible debt	(156)	—
Proceeds from other debt issuances	4,000	3,500
Fees paid for debt issuance	(61)	—
Fees paid for other term loan issuances	—	(18)
Repayment of other debt issuances	(6,836)	(3,948)
Proceeds from issuance of common stock from equity line-of-credit	3,605	—
Fees paid for deferred offering costs	—	(541)
Proceeds from exercise of common stock options	157	34
Net cash provided by financing activities	13,709	4,027
Effects of exchange rate changes on cash and cash equivalents	(256)	(93)
Net decrease in cash, cash equivalents and restricted cash	(593)	76
Cash, cash equivalents and restricted cash, beginning of period	4,864	3,128
Cash, cash equivalents and restricted cash, end of period	$4,271	$3,204
Supplemental disclosure of cash flow information:
Cash paid for interest	$387	1,307
Cash paid for income taxes	$17	—
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$—	$295
Issuance of NCNV in exchange for related party debt and accrued interest	$—	$5,190
Issuance of SAFE agreements in exchange for accrued liabilities	$—	$3,250
Unpaid deferred offering costs	$—	$1,256
Conversion of convertible debt principal and interest payments into common stock	$3,907	$—

See accompanying notes to condensed consolidated financial statements.

ZSPACE, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2025

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

The Company has prepared its unaudited condensed consolidated financial statements in accordance with GAAP in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and notes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all  adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity Risk and Going Concern

For the three and nine months ended September 30, 2025, the Company incurred net losses of approximately $6.2 million and $18.1 million, respectively. For the three and nine months ended September 30, 2024, the Company incurred net losses of $0.2 million and $17.2 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company incurred negative cash flows from operations of $14.0 million and $3.9 million, respectively. The Company had combined cash, cash equivalents and restricted cash balance of $4.3 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, expanding its partnerships with resellers, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and temporary redeemable preferred stock to private investors (Note 6), the proceeds of its Initial Public Offering (the “IPO”) in

December 2024 and debt financing (Note 5). The Company evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet as of September 30, 2025 and 2024, and December 31, 2024, to the amounts reported on the condensed consolidated statement of cash flows (in thousands):

	September 30,	December 31,	September 30,
	2025	2024	2024
Cash	$3,800	$1,329	$2,898
Cash equivalents	162	3,228	—
Restricted cash	309	307	306
Total cash, cash equivalents and restricted cash	$4,271	$4,864	$3,204

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

After all attempts to collect accounts receivable balances have failed, the balance is written off against the allowance for credit losses. As of September 30, 2025 and December 31, 2024, the Company reported an allowance for credit losses balance of $34,000 and $44,000, respectively.

Convertible Debt

We have issued convertible promissory notes and evaluate embedded features for potential bifurcation as derivatives.

For the recent convertible note described in Note 5, we elected the fair value option under accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”) measuring the entire instrument at fair value with changes recognized in earnings. This election is irrevocable and applied to the whole instrument, consistent with ASC 825-10 guidance. Key estimates include the valuation of original issue discount, accrued interest, and make-whole provisions, which require assumptions about discount rates, credit risk, and market conditions. The fair value option under ASC 825 simplifies the accounting by eliminating the need to bifurcate embedded derivatives under ASC 815, Derivatives and Hedging (“ASC 815”) and aligns with the principles outlined in ASC 470, Debt (“ASC 470”) for debt instruments.  This approach requires ongoing reassessment of fair value inputs and assumptions, which can significantly affect reported earnings and liabilities. All fees related to the convertible note were expensed as incurred and not recorded as debt issuance costs.

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

	As of September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$162	$—	$—	$162
Total financial assets	$162	$—	$—	$162

Convertible debt subject to credit risk analysis	$—	$9,560	$—	$9,560
Total financial liabilities	$—	$9,560	$—	$9,560

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$3,228	$—	$—	$3,228
Total financial assets	$3,228	$—	$—	$3,228

The Company measures its convertible debt at fair value on a quarterly basis. The fair value of the Company’s debt approximates book value as of September 30, 2025 utilizing a Monte Carlo simulation using observable market conditions for items such as interest free rates, discount rates and volatility assumptions. The fair value of the convertible debt has been categorized as a Level 2 item as of September 30, 2025.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. The revenue recognition guidance provides a single model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and (v) recognizing revenue as the contract’s performance obligations are satisfied. Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers. The standard also requires certain incremental costs incurred to obtain or fulfill a contract to be deferred and amortized on a systematic basis consistent with the transfer of goods or services to the customer.

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

In transactions where the Company provides user-based based software licenses to a customer, zSpace recognizes software revenue ratably on a straight-line basis. These fees charged to its customers are recognized on a gross basis as zSpace has determined that it is the principal in the transaction. As a principal to the transaction, the Company obtains control of the third-party software licenses before control is transferred to the customer. The fees paid to third parties for software licenses are recognized as transaction expenses and recorded in cost of goods sold in the condensed consolidated statements of operations and comprehensive (loss) income.

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

New Accounting Pronouncements

As of September 30, 2025 there are no new accounting pronouncements affecting the Company other than those discussed in the financial statements in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025.

3.	REVENUE

Disaggregation of Revenue

The Company earns revenue through the sale of products and services. Product and service revenue are the disaggregation of revenue primarily used by management, as this disaggregation allows for the evaluation of market trends and certain product lines and services vary in renewing versus non-renewing nature.

The following table disaggregates revenue by recognition method for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Point in time	$8,480	$13,784	$21,958	$28,220
Over time	313	435	1,053	1,343
Total	$8,793	$14,219	$23,011	$29,563

The following table disaggregates revenue by type of products and services for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hardware	$3,768	$7,713	$11,908	$17,115
Software	4,319	5,612	8,667	10,222
Services	706	894	2,436	2,226
Total	$8,793	$14,219	$23,011	$29,563

The following table disaggregates revenue by geographic area for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$7,361	$13,711	$19,692	$26,662
International	1,432	508	3,319	2,901
Total	$8,793	$14,219	$23,011	$29,563

China made up $0.2 million and $7,700 of international sales for the three months ended September 30, 2025 and 2024, respectively, and $0.2 million and $0.6 million of international sales for the nine months ended September 30, 2025 and 2024, respectively.

The amount of deferred revenue as of September 30, 2025 and December 31, 2024 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations.

As of September 30, 2025 and December 31, 2024, the Company has $3.0 million and $3.6 million in deferred revenue. As of September 30, 2025 approximately $2.7 million of the balance is expected to be earned within the next 12 months, with $0.3 million to be earned within the next 13 to 60 months.

As of December 31, 2024 approximately $3.3 million of the balance was expected to be earned within the next 12 months, with $0.2 million to be earned within the next 13 to 24 months and $0.1 million to be earned within the next 25 to 60 months.

As of September 30, 2025 and December 31, 2024, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory, net

As of September 30, 2025 and December 31, 2024, inventory, net of reserve, consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$2,016	$2,970
Raw materials	366	303
Allowance for excess and obsolete inventory	(35)	(35)
Total inventory	$2,346	$3,238

Prepaid and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Advances to suppliers	$1,185	$669
Deferred software costs	346	471
Prepaid operating expense	1,574	1,093
Total prepaid expenses and other current assets	$3,106	$2,233

Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Accrued purchases	$685	$685
Accrued compensation	2,400	2,074
Other current liabilities	2,219	2,606
Total accrued expenses and other current liabilities	$5,304	$5,365

5.	DEBT AND RELATED PARTY DEBT

As of September 30, 2025 and December 31, 2024, debt and related party debt is comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Short-term debt:
Fiza Investments Limited Loans, term debt	$—	$2,202
Other term loans	1,402	3,562
Total other current debt	1,402	5,764
Convertible debt	6,199	—
Total short-term debt	$7,601	$5,764
Other noncurrent debt:
Convertible debt	$9,560	$—
Other term loans	9,142	9,780
Less: debt issuance costs	(29)	(27)
Less: current portion	(7,601)	(3,562)
Total other noncurrent debt	$11,072	$6,191

All issuance costs related to the convertible debt issued during the nine months ended September 30, 2025 were expensed as incurred. There were no outstanding convertible debt instruments as of December 31, 2024.

As of September 30, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2025	$2,491
2026	9,768
2027	9,404
Less adjustment to fair value of Senior Secured Convertible Debt	(2,990)
Total	$18,673

During the three and nine months ended September 30, 2025, the Company capitalized $31,000 and $0.1 million, respectively, of debt discount and issuance costs on term loans incurred. Debt discount and issuance costs incurred on convertible debt instruments were either eliminated through restructuring or extinguishment accounting or were considered immaterial and expensed when incurred for the three and nine months ended September 30, 2024.

Term Debt

The Company has three outstanding loans as of September 30, 2025 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On April 10, 2025, in connection with the Senior Secured Convertible Note Financing described below, the maturity date of the Fiza loans were amended to be the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible Note (as defined below). As of September 30, 2025 and December 31, 2024, gross principal amounts due on the Fiza term debt is $7.2 million and have been classified as non-current other term loans on the balance sheet.

Amendment of Existing Loan Agreements and Entering into the Intercreditor Agreement

On April 11, 2025, in connection with the Senior Secured Convertible Note Financing (as defined below), the Company entered into an amendment (the “Fiza 1 Amendment”) to that certain Loan and Security Agreement with Fiza  dated November 3, 2022 (the “Fiza 1 Agreement”). Pursuant to the Fiza 1 Amendment, the maturity date of the Fiza 1 Agreement is extended to December 31, 2027. The Fiza 1 Amendment also amends the repayment schedule such that, beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible Note (the “Convertible Note Repayment Date”), the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve equal monthly installments.

On April 11, 2025, also in connection with the Senior Secured Convertible Note Financing, the Company entered into an amendment (the “Fiza 2 and 3 Amendment”) to a Loan and Security Agreement dated July 11, 2024 with Fiza (the “Fiza 2 and 3 Agreement”). Pursuant to the Fiza 2 and 3 Amendment, the interest rate under the Fiza 2 and 3 Agreement was lowered from 25% to 20%. In addition, until the Convertible Note Repayment Date, the Company shall make monthly payments of interest only. The remaining principal and interest shall be amortized and repaid over 12 months beginning on the Convertible Note Repayment Date, the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve monthly installments.

On April 11, 2025, the Company and Fiza entered into an intercreditor agreement (the “Intercreditor Agreement), with the institutional investor in the Senior Secured Convertible Note Financing (the “Note Investor”), pursuant to which, among other things, Fiza subordinated its security interest in the assets of the Company to the security interest of the Note Investor under the Security Agreement in the same assets and agreed to certain covenants limiting its ability to receive cash payments from the Company, including pursuant to the Fiza 1 Agreement and Fiza 2 and 3 Agreement.

Other Outstanding and Repaid Term Loans

On February 26, 2025, the Company entered into two Loan and Security Agreements (“Term Loans 8 and 9”) in the principal amounts of $1,100,000 and $900,000 (the “Loans”) with Itria Ventures LLC (“Itria”). The Term Loans 8 and 9 bore interest at a rate of 18.00% per year (subject to increases upon an event of default) and were payable on a monthly basis in 12 equal installments, maturing on February 26, 2026. In connection with the Senior Secured Convertible Note financing on April 11, 2025, all outstanding principal and accrued interest on Term Loans 8 and 9 were prepaid.

In addition to the prepayment of Term Loans 8 and 9 above, all other outstanding term loans (including accrued interest) with Itria were prepaid on April 11, 2025, including: (i) Business Loan and Security Agreement (Tranche 1), dated January 31, 2023, for $4,000,000, (ii) Business Loan and Security Agreement (Tranche 3), dated April 12, 2023 for $680,000, (iii) Business Loan and Security Agreement (Tranche 4), dated May 17, 2024, for $1,000,000 and (iv) Business Loan and Security Agreement (Tranches 5 and 6), dated May 17, 2024, for an aggregate principal amount of $1,000,000, and (v) Business Loan and Security Agreement (Tranche 7), dated June 4, 2024, for $1,500,000. As a result of these repayments, all sums owed by Company to Itria under all of the Loan and Security Agreements have been satisfied in full and all commitments to extend credit lines under the Loan and Security Agreements are terminated.

On August 20, 2025, the Company entered into two Loan and Security Agreements (“Term Loans 10 and 11”) in the principal amounts of $1,000,000 each (“Term Loans 10 and 11”) with Itria for an aggregate total of $2,000,000 (less fees payable to Itria). One of the Term Loans 10 and 11 bears interest at a rate of 18.00% per year and is payable on a monthly basis in 15 equal installments, maturing on the 15-month anniversary of the funding date. The second Term Loans 10 and 11 bears interest at a rate of 18.99% per year and is payable on a monthly basis in 18 equal installments, maturing on the 18-month anniversary of the funding date. The Company may prepay either of the Term Loans 10 and 11 in full at any time after the first month of the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance if the Term Loans 10 and 11 are prepaid within the first 12 months of the term.

The outstanding balance of other outstanding and repaid term loans as of September 30, 2025 and December 31, 2024 is $1.9 million and $4.8 million, respectively and are recorded in the Other Current and Non-Current Debt line items in the condensed consolidated balance sheet.

Senior Secured Convertible Note Financing

On April 10, 2025, the Company entered into a securities purchase agreement (the “Note SPA”) with the Note Investor, pursuant to which the Company sold, and the Note Investor purchased, a senior secured convertible note issued by the Company (the “Senior Secured Convertible Note,” and such financing, the “Senior Secured Convertible Note Financing”) in the original principal amount of $13,978,495, which is convertible into shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”). The Senior Secured Convertible Note Financing closed on April 11, 2025.

The gross proceeds to the Company from the Senior Secured Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000. Subject to the satisfaction of certain conditions contained in the Note SPA, the Company may issue an additional senior secured convertible note to the Note Investor in the principal amount of $7,526,882 (for additional gross proceeds of $7,000,000). The Company intends to use the net proceeds from the Senior Secured Convertible Note Financing to repay existing debt and for working capital and general corporate purposes.

The Note SPA contains customary representations, warranties, and covenants of the Company and the Note Investor.

Description of the Note

The Senior Secured Convertible Note was issued with an original issue discount of 7.0% and accrues interest at a rate of 6.0% per annum. The Senior Secured Convertible Note matures on April 11, 2027, unless extended pursuant to the terms thereof. Interest on the Senior Secured Convertible Note is guaranteed through April 11, 2027 regardless of whether the Senior Secured Convertible Note is earlier converted or redeemed. The Senior Secured Convertible Note is secured by a first priority security interest in substantially all the assets of the Company, including its intellectual property.

The Senior Secured Convertible Note is convertible (in whole or in part) at any time prior to April 11, 2027 into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid late charges with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $12.39 per share (“Initial Conversion Price” and such shares issuable upon conversion of the Note, the “Conversion Shares”). In addition, upon the effectiveness of the registration statement covering the resale of the Conversion Shares and before the 90th day after the closing under the Note SPA, the Note Investor has the right to convert up to $750,000 (or a higher amount mutually agreed upon by the parties) principal per month, priced at 97% of the lowest volume-weighted average price of the Common Stock (“VWAP”) in the 10 trading days prior to the conversion. Pursuant to the Note SPA, in certain cases, the Note Investor must limit the selling of Common Stock to the higher of (i) 15% of the daily trading volume or (ii) $100,000 per trading day. At no time may the Note Investor hold or be required to take more than 4.99% (or up to 9.99% at the election of the Investor pursuant to the Senior Secured Convertible Note) of the outstanding Common Stock.

The conversion price of the Senior Secured Convertible Note was subject to a floor price of $1.98. On October 15, 2025, the Company entered into an amendment to the Senior Secured Convertible Note pursuant to which the floor price was amended to $0.60 (for more information regarding the amendment, see Note 15 – Subsequent Events).

In addition, if an Event of Default (as defined in the Senior Secured Convertible Note) has occurred under the Note, the Note Investor may elect to convert all or a portion of the Note into shares of Common Stock at a price equal to the lesser of (i) 80% of the VWAP of the shares of Common Stock as of the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice and (ii) 80% of the average VWAP of Common Stock for the five trading days with the lowest VWAP of the shares of Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice.

Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Note Investor within one business day. At any time after the earlier of (a) the Note Investor’s receipt of an Event of Default notice, and (b) the Note Investor becoming aware of an Event of Default, the Note Investor may require the Company to redeem all or any portion of the Senior Secured Convertible Note at a 10% premium. Upon an Event of Default, the Senior Secured Convertible Note shall bear interest at a rate of 11.0% per annum.

Beginning 90 days after April 11, 2025, and every month thereafter, the Company must repay the Note Investor $665,643 towards the principal balance of the Senior Secured Convertible Note and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the

“Installment Amount”). The Note Investor also has the right to accelerate monthly repayment obligations by receiving shares of Common Stock. For any Installment Amount paid in the form of shares of Common Stock, the applicable conversion price will be equal to the lesser of (a) the Initial Conversion Price, and (b) 95% of the lowest VWAP in the ten trading days immediately prior to such conversion.

In connection with a “Change of Control” (as defined in the Senior Secured Convertible Note), the Note Investor shall have the right to require the Company to redeem all or any portion of the Note in cash at a price equal to 110% times the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, (iii) a “make-whole” amount to ensure that, if paid, the Note Investor will have received the guaranteed interest pursuant to the Note and (iv) all accrued and unpaid late charges with respect to the amounts described in (i), (ii) and (iii), if any.

Security Agreement and Intellectual Property Security Agreement

On April 11, 2025, the Company entered into a security agreement (the “Security Agreement”) and an intellectual property security agreement (the “Intellectual Property Security Agreement”), pursuant to which the Company granted to the Note Investor a security interest in all of the assets of the Company, including its intellectual property.

Conversion of Principal and Interest amounts into Common Stock

Between April 25, 2025 and September 30, 2025, the Company reduced its obligations under the Note by $4.0 million, consisting of (i) $3.9 million of principal and interest converted into 1,421,874 shares of Common Stock at conversion prices ranging between $1.98 per share to $7.74 per share, and (ii) $0.1 million representing 20% of the proceeds received from certain transactions under the ELOC agreement as requested by the Investor.

In accordance with ASC 825-10-45-5, the Company determined that the changes in fair value of the Note during the periods presented were primarily attributable to changes in market interest rates and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in net income rather than other comprehensive income.  The net impact for the three and nine months ended September 30, 2025 was a loss of approximately $1.1 million and $0.6 million, respectively

6.	TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has shares reserved and available for future issuance of common stock as follows as of September 30, 2025:

September 30,
2025
Warrants	107,813
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	5,856,563
Awards outstanding under the 2024 Equity Plan	1,315,430
Shares available for future issuance under the convertible debt note	6,477,174
Shares available for future issuance under equity line-of-credit agreement	4,562,859
Shares available for future issuance under the 2024 Equity Incentive Plan	1,218,964
Shares authorized and available for future issuance	53,978,749
Total shares reserved and available for future issuance of common stock	73,517,552

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

Common Stock Purchase Agreement

On July 8, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) and a Registration Rights Agreement (the “RRA”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the ELOC Agreement, the Company has the right to sell to Tumim up to the lesser of (i) $30,000,000 worth of newly issued shares (the “ELOC Shares”) of the Company’s Common Stock and (ii) the Exchange Cap (as defined below) (subject to certain conditions and limitations), from time to time during the term of the ELOC Agreement. Sales of Common Stock pursuant to the ELOC Agreement, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement. Shares of Common Stock may be sold by the Company pursuant to this arrangement over a period of up to 24 months after the closing of the transactions contemplated by the ELOC Agreement.

Upon the satisfaction of the conditions in the ELOC Agreement, including that a registration statement that the Company agreed to file with the SEC pursuant to the RRA is declared effective by the SEC and a final prospectus in connection therewith is filed with the SEC (such event, the “Commencement”), which occurred on August 3, 2025, the Company will have the right, but not the obligation, from time to time at its sole discretion during the term of the ELOC Agreement, to direct Tumim to purchase amounts of our Common Stock as set forth in the Purchase Agreement (each, a “Share Purchase”).

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

The Company agreed to reimburse Tumim for the reasonable out-of-pocket expenses (including legal fees and expenses), up to a maximum of $25,000.

Under the applicable rules of The Nasdaq Stock Market LLC (“Nasdaq”), in no event may the Company issue to Tumim under the ELOC Agreement more than 19.99% of the shares of the Common Stock outstanding immediately prior to the execution of the ELOC Agreement (the “Exchange Cap”), unless the Company obtains stockholder approval to issue shares of Common Stock in excess of the Exchange Cap. Stockholder approval was subsequently obtained on October 15, 2025.

In all instances, the Company may not sell shares of our Common Stock to Tumim under the ELOC Agreement if it would result in Tumim beneficially owning more than 4.99% of the outstanding Common Stock.

The net proceeds from sales, if any, under the ELOC Agreement, will depend on the frequency and prices at which the Company sells shares of Common Stock to Tumim. To the extent the Company sells shares under the ELOC Agreement, the Company currently plans to use any proceeds therefrom for operating expenses, working capital and other general corporate purposes.

Pursuant to the terms of the RRA, the Company agreed to file with the SEC one or more registration statements on Form S-1 to register for resale under the Securities Act of 1933, as amended, the shares of our Common Stock that may be issued to Tumim under the ELOC Agreement. The ELOC Agreement and the RRA contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The ELOC Agreement will automatically terminate on the earliest to occur of (i) the 24-month anniversary after July 8, 2025, (ii) the date on which Tumim has purchased the total commitment worth of shares of Common Stock, (iii) the date on which the Common Stock shall have failed to be listed or quoted on The Nasdaq Capital Market or any other “Eligible Market” (as defined in the ELOC Agreement), (iv) 30 trading days after the Company commences a voluntary bankruptcy proceeding or any person commences a proceeding against the Company, or (v) the date on which a custodian is appointed for the Company or for all or substantially all of its property, or the Company makes a general assignment for the benefit of its creditors. The Company has the right to terminate the ELOC Agreement at any time after Commencement, at no cost or penalty, upon five trading days’ prior written notice to Tumim. Neither the Company nor Tumim may assign or transfer its rights and obligations under the ELOC Agreement or the RRA, and no provision of the ELOC Agreement or the RRA may be modified or waived by the parties.

As of September 30, 2025, the total shares issued under the ELOC Agreement are 1,937,141 for total proceeds of $3.6 million.

Preferred Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 5,000,000 shares of preferred stock with no shares of preferred stock designated or outstanding.  As of January 1 and September 30, 2024, the Company was authorized to issue 4,014,946 shares of preferred stock with a par value of $0.00001 per share, of which 3,874,946 shares were designated as Series A preferred stock and 140,000 shares were designated as NCNV preferred stock.

As discussed below, shares of NCNV 1 and NCNV 3 preferred stock were issued in December 2023. No amounts of NCNV 1, NCNV 2, or NCNV 3 preferred stock were previously outstanding.

	NCNV Preferred		NCNV Preferred		NCNV Preferred
	Stock 1		Stock 2		Stock 3
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	55,312	$55,312	—	$—	48,640	$48,640
Cancellation of NCNV 1 Preferred Stock	(562)	(562)	—	—	—	—
Issuance of NCNV 2 Preferred Stock in exchange for Debt Forgiveness	—	—	5,752	5,752	—	—
Reduction of the original issue price from $1,000 to $600 per share	—	(21,900)	—	(2,301)		(19,455)
Balance at September 30, 2024:	54,750	$32,850	5,752	$3,451	48,640	$29,185

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

Equity incentive plans

Prior to December 2024, the Company had adopted two equity incentive plans in 2007 (the “2007 Plan”) and 2017 (the “2017 Plan”). In December 2024, the Company adopted the 2024 Equity Incentive Plan (the “2024 Plan,” and together with the 2007 Plan and the 2017 Plan, the “Stock Plans”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements. Awards generally expire 10 years from the date of grant.

On February 13, 2025, the Company granted 724,646 Restricted Stock Units (“RSUs”) to its named executive officers and the members of the Board of Directors under the 2024 Plan at a fair market value of $12.9 million. The approximately 0.7 million officer and director RSUs vest at quarterly periods over one to three years. On March 31, 2025, the Company granted 620,934 RSUs to employees at a fair market value of $4.6 million. The approximately 0.6 million employee RSUs vest at quarterly periods over three years.

As of September 30, 2025, a total of 8,692,379 shares were authorized for issuance under the Stock Plans. As of September 30, 2025, 7,473,415 shares have been granted or issued under the Stock Plans, leaving 1,218,964 shares available for future awards. As of December 31, 2024, there were 5,980,204 shares granted under the 2007 Plan and the 2017 Plan. The shares available for issuance under the 2024 Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. Shares from the 2024 Plan which are forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares from the 2024 Plan which are withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.

Since December 6, 2024, we have not granted and do not intend to grant any further awards under the 2007 Plan or the 2017 Plan.

Time-Based Restricted Stock

Time-based restricted stock units (RSUs) granted to employees under the 2024 Plan typically vest over one to three years and are subject to forfeiture if employment terminates prior to the vesting or lapse of restrictions, as applicable. RSUs are not considered outstanding Common Stock until they vest. The value of RSUs is determined by the stock price on the grant date.

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the nine months ended September 30, 2025:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2025	-	$-
Granted	1,528,030	7.18
Vested	(173,781)	7.46
Forfeited	(38,819)	7.46
Non-vested as of September 30, 2025	1,315,430	$7.13

As of September 30, 2025,  total  unrecognized stock-based  compensation cost for RSUs was approximately $13.4 million which is expected to be recognized on a straight-line basis over a weighted average period of 1.7 years. The intrinsic value of RSUs as of September 30, 2025 was $1.3 million.

Determination of fair value of stock options

As of September 30, 2025 and December 31, 2024, the Company had approximately 5.9 million and 6.0 million options outstanding, respectively, under the 2007 Plan and the 2017 Plan. As of September 30, 2025 and December 31, 2024, all options outstanding were granted solely with time-based vesting requirements.

There were no options granted during the three and nine months ended September 30, 2025. The fair value of the stock options outstanding during the nine months ended September 30, 2024 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

September 30,
2024
Dividend yield	—
Expected term	5.0 - 6.1 years
Risk-free interest rates	1.0% - 4.5%
Expected volatility	54.9% - 66.4%

A summary of the Company’s stock option plan and the changes during the period ended September 30, 2025 is presented below:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Remaining	Aggregate
	Outstanding	Exercise	Grant Date	Contractual	Intrinsic
	Options	Price	Fair Value	Years	Value
Balance, January 1, 2025	5,984,204	$3.04		8.00	$81,519,660
Expired	(1,742)	330.95
Forfeited	(25,625)	4.49
Exercised	(100,274)	1.56
Balance, September 30, 2025	5,856,563	$2.98		7.25	$5,739,432
Vested and Exercisable, September 30, 2025	5,502,559	$3.07		7.16	$5,392,508
Vested and Expected to Vest, September 30, 2025	5,856,563	$2.98		7.25	$5,739,432

Stock-based compensation included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of goods sold	$26	$—	$58	$115
Research and development	141	18	318	729
Sales and marketing	773	29	1,582	2,597
General and administrative	1,424	4	3,234	3,960
Total stock-based compensation expense	$2,364	$51	$5,192	$7,401

8.	TAXES

The Company estimates an annual effective tax rate of (0.09)% for the year ending December 31, 2025 as the Company incurred losses for the nine months ended September 30, 2025 and expects to continue to incur losses through the remainder of the fiscal year ending December 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. Therefore, no federal or state income taxes are expected outside of state minimum tax payments. The effective rate during this period includes income tax benefits and exclusions associated with convertible debt interest and changes in valuation allowances related to future deductible temporary differences.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not. As of September 30, 2025, the Company has no uncertain tax positions that require the establishment of a reserve.

On July 4, 2025, the One Big Beautiful Act (“OBBBA”) was signed into law. The OBBBA makes significant changes to U.S. tax law, including allowing for an immediate deduction for domestic research and development expenses, among other changes. The financial impact of the OBBBA is still being evaluated by the Company and an estimate of the financial impact is not yet practicable at the time of issuance of these financial statements.

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

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
(in thousands, except per share data)	2025	2024
Net loss	$(6,169)	$(204)
Reduction of the original issue price of NCNV preferred share value from $1,000 to $600 per share	—	43,656
Cumulative preferred stock dividends	—	(82)
Net loss available to common shareholders used in basic earnings per share	(6,169)	43,370
Add back cumulative preferred stock dividends	—	82
Net (loss) income available to common shareholders used in diluted earnings per share	$(6,169)	$43,452
Weighted average number of common shares used in basic earnings per share	24,020,175	183,917
Adjustments to weighted average shares for shares used in diluted earnings per share:
Weighted average number of common shares for assumed options exercised	—	905,552
Weighted average number of common shares for assumed conversion of Series A shares	—	5,185,210
Weighted average number of common shares used in diluted earnings per share	24,020,175	6,274,679
Net (loss) income per common share – basic	$(0.26)	$235.81
Net (loss) income per common share – diluted	$(0.26)	$6.92

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024
Net loss	$(18,103)	$(17,197)
Accretion of NCNV preferred stock	—	—
Reduction of the original issue price of NCNV preferred share value from $1,000 to $600 per share	—	43,656
Cumulative preferred stock dividends
Cumulative preferred stock dividends	—	(247)
Net (loss) income available to common shareholders used in basic earnings per share	(18,103)	$26,212
Add back cumulative preferred stock dividends	-	247
Net (loss) income available to common shareholders used in diluted earnings per share	$(18,103)	$26,459
Weighted average number of common shares used in basic earnings per share	23,283,602	177,381
Adjustments to weighted average shares for shares used in diluted earnings per share:
Weighted average number of common shares for assumed options exercised	—	834,178
Weighted average number of common shares for assumed conversion of Series A shares	—	5,185,210
Weighted average number of common shares used in diluted earnings per share	23,283,602	6,196,769
Net (loss) income per common share – basic	$(0.78)	$147.77
Net (loss) income per common share – diluted	$(0.78)	$4.27

For the three and nine months ended September 30, 2025 and 2024, the following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

Nine Months Ended September 30:	2025	2024
Incentive stock options	5,856,563	5,997,539
Restricted stock units	1,315,430	—
Warrants	107,813	—
Shares available for future issuance under the convertible debt note	6,477,174	—
Shares available for future issuance under equity line-of-credit agreement	4,562,859	—
Temporary redeemable preferred stock	—	3,984,088
Total	18,319,839	9,981,627

10.	RELATED PARTY TRANSACTIONS

Gulf Islamic Investments Holding, LLC (“GII”)

In connection with the hiring in 2023 of the Company’s Chief Financial Officer, Erick DeOliveira, the Company has expensed and accrued $0.2 million as of September 30, 2025 with a related party, GII, for recruitment fees paid on the Company’s behalf by GII.

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

Litigation

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC Topic 450, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of September 30, 2025 and December 31, 2024, there were no matters pending that required provision.

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of September 30, 2025, the Company had $11.2 million in purchase obligations outstanding.

12.MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended September 30, 2025, there were no individual customers which represented 10% or more of the Company’s total revenue. For the three months ended September 30, 2024, one individual customer represented 33% of the Company’s total revenue.

For the nine months ended September 30, 2025, there were no individual customers which represented 10% or more of the Company’s total revenue. For the nine months ended September 30, 2024, one individual customer represented 16% of the Company’s total revenue.

As of September 30, 2025, one customer accounted for approximately 14% of the Company’s accounts receivable. As of December 31, 2024, one customer accounted for approximately 10% of the Company’s accounts receivable.

13.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) which allows participants to defer from 0% to 100% of cash compensation. The 401(k) Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The 401(k) Plan allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the 401(k) Plan totaled approximately $15,000 and $13,000 for the three months ended September 30, 2025 and 2024, respectively. The matching contributions to the 401(k) Plan totaled approximately $0.2 and $0.1 million for the nine months ended September 30, 2025 and 2024, respectively.

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

The following table presents selected financial information about revenues, expenses and net loss for the three and nine months ended September 30, 2025 and 2024 for the Company’s one reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Hardware	$3,768	$7,713	$11,908	$17,115
Software	4,319	5,612	8,667	10,222
Services	706	894	2,436	2,226
Total revenues	8,793	14,219	23,011	29,563
Cost of goods sold
Hardware	2,665	5,545	8,010	12,563
Software	1,081	1,665	2,520	3,509
Services	501	329	1,375	1,072
Excess and obsolete	47	318	227	322
Total cost of goods sold	4,294	7,857	12,132	17,466
Gross profit	4,499	6,362	10,879	12,097
Operating expenses:
Research and development	266	165	580	915
Software engineering	452	288	1,156	916
Platform engineering	850	586	2,201	2,256
Sales	2,110	1,681	5,954	6,086
General and administrative	3,385	2,035	11,159	10,772
Marketing and business development	2,104	1,449	5,938	5,325
International sales	126	134	398	721
Total operating expenses	9,293	6,338	27,386	26,991
Loss from operations	(4,794)	24	(16,507)	(14,894)
Other (expense) income:
Interest expense	(306)	(596)	(1,109)	(2,235)
Other income (expense), net	78	368	148	18
Gain on change in fair value of convertible debt	(1,148)	—	(623)	—
Loss on extinguishment of debt	—	—	—	(52)
Loss before income taxes	(6,170)	(204)	(18,091)	(17,163)
Income tax expense (benefit)	(1)	—	12	34
Segment net loss	$(6,169)	$(204)	$(18,103)	$(17,197)

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ending September 30, 2025, except as follows.

Notice of Minimum Market Value Deficiency and Subsequent Resolution

On October 1, 2025, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that the Company was not in compliance with the continued listing requirement set forth in Nasdaq Listing Rule 5450(b)(2)(C), which requires listed companies to maintain a minimum market value of publicly held shares (“MVPHS”) of at least $15,000,000. Based on the Staff’s review of the Company’s MVPHS, the Company’s MVPHS was below $15 million for the previous 30 consecutive business days.

On October 9, 2025, the Company submitted an application to transfer its listing from the Nasdaq Global Market to the Nasdaq Capital Market. The continued listing requirement for MVPHS on the Nasdaq Capital Market is $1,000,000.

Effective at the beginning of trading on October 16, 2025, the listing of the Company’s Common Stock was transferred to the Nasdaq Capital Market. On October 15, 2025, the Company received confirmation from the Staff that the Nasdaq Non-Compliance Matter was closed because of the transfer of the listing of the Company’s Common Stock from the Nasdaq Global Market to the Nasdaq Capital Market, and that any future non-compliance will be measured from the date of such transfer.

Amendment of Senior Secured Convertible Note

On October 15, 2025, the Company entered into an Amendment to Senior Secured Convertible Note (the “Note Amendment”) with the Note Investor, which amended the terms of the Senior Secured Convertible Note.

The Note Amendment revised the definition of “Floor Price” as set forth in the Senior Secured Convertible Note from $1.98 per share of the Company's common stock, par value $0.00001 per share (“Common Stock”) to $0.60 per share, subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions.

In addition, the Note Amendment revises the definition of “Equity Conditions,” the satisfaction of which is generally a prerequisite to the Company's ability to make installments payments in shares of Common Stock. The Note Amendment modified the definition of “Equity Conditions” to reduce the required minimum VWAP of the Common Stock over the 20 trading days prior to the applicable date from $1.98 to $0.75 and to reduce the required minimum average daily trading volume of the Common Stock during the 20 trading days prior to the applicable date from $300,000 to $200,000.

Except as specifically set forth in the Note Amendment, all other terms, covenants, and conditions of the Senior Secured Convertible Note remain in full force and effect.

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

Hardware Product Revenue

Our platform is designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is the Inspire line of products, our latest laptop product built in partnership with a major PC OEM. It is our first product offering 3D stereo visualization without the need to utilize glasses/eyewear. Our initial original edition product offerings (OE) used a proprietary passive circular polarized display to create comfortable 3D stereo using lightweight eyewear. We are no longer producing our OE products, although we continue to sell existing inventory outside of the US. Product revenue accounted for 52% and 58% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively.

Software Applications Revenue

Our platform allows for immersive experiential learning experiences across science, math technology, engineering and career training applications. We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for 38% and 35% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

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

Services Revenue

Our services are a “turn-key” solution that aids customers with configuring purchased products with software and license keys specific to the customer’s use. This service allows the applicable school to quickly get started with an out-of-the-box ready system. We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one- and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for 11% and 8% of our total revenue for the nine months ended September 30, 2025 and 2024, respectively.

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

	Three Months ended September 30,		Nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Bookings	$7,436	$11,736	$22,746	$35,173

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 49% and 41% for the three months ended September 30, 2025 and 2024, respectively, while K-12 bookings accounted for approximately 51% and 59%, for the three months ended September 30, 2025 and 2024, respectively. CTE bookings accounted for approximately 38% and 34% for the nine months ended September 30, 2025 and 2024, respectively, while K-12 bookings accounted for approximately 62% and 66%, for the nine months ended September 30, 2025 and 2024, respectively.

Subsequent to September 30, 2024, we experienced significant cancellations ("debooks") of previously reported customer commitments that affect full year bookings performance. These debooks totaled $1.8 million for the nine months ended September 30, 2024. The primary factors contributing to these debooks were customer financial constraints.

Management believes the disclosure of these material debooks provides investors with important context for evaluating business performance. While we do not routinely adjust previously reported bookings figures for normal course cancellations, the magnitude of these debooks was deemed material enough to warrant specific disclosure in this Quarterly Report on Form 10-Q.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 17% and 27% for the three months ended September 30, 2025 and 2024, respectively. International bookings accounted for approximately 14% and 16% for the nine months ended September 30, 2025 and 2024, respectively.

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

To monitor our ability to retain and grow our customer base for our software we monitor the annualized contract value of active software licenses, with particular attention to customers with at least $50,000 in annualized contract value (“ACV”). Our ACV for the nine months ended September 30, 2025 and 2024 was approximately $10.2 million and $11.3 million, respectively. We calculate our Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar- Based Retention Rate. For the trailing twelve-month period ended September 30, 2025 and 2024, our NDRR on customers with at least $50,000 of ACV was 77% and 102%, respectively.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as GAAP net loss adjusted for interest expense, depreciation and amortization expense, stock-based compensation, change in fair value of convertible debt, loss on debt extinguishment and income tax expense. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
GAAP Net Loss	$(6,169)	$(204)	$(18,103)	$(17,197)
Add back (deduct):
Interest expense	306	596	1,109	2,235
Depreciation and amortization	6	2	7	9
Income tax (benefit) expense	(1)	—	12	34
Stock-based and equity related compensation	2,754	51	5,582	7,401
Loss on change in fair value of convertible debt	1,148	—	623	—
Loss on extinguishment of debt	—	—	—	52
Adjusted EBITDA	$(1,956)	$445	$(10,770)	$(7,466)

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

Strategic PC OEM Partnerships

Prior to our most recent laptop product, Inspire, we worked exclusively with tier-one Original Development Manufacturers (“ODMs”) to manufacture our products. In 2021, we made the strategic decision to partner with a major PC OEM, working together to build Inspire, a proprietary laptop product, which allowed us to leverage the OEM’s supply chain network and volumes. As of September 30, 2025, approximately 21,600 Inspires have been shipped under our agreement with this PC OEM. Our master agreement with our PC OEM partner is subject to an initial one-year term, with automatic renewal for subsequent one-year terms. Either party is permitted to terminate the agreement upon written notice delivered to the other party not later than three months prior to the expiration of the applicable term. During 2023, we entered into an agreement with another PC OEM for the manufacture of an additional laptop product. If either PC OEM decided to discontinue their relationship with us, our business could be materially and adversely impacted. We also rely upon one third-party partner located in China to manufacture our stylus. If our manufacturing partners that we rely upon decide to discontinue their relationship with us and we are unable to replace such parties on similar terms or at all, our business could be materially and adversely impacted.

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues:
Hardware	3,768	$7,713	$(3,945)	(51)%	11,908	$17,115	$(5,207)	(30)%
Software	4,319	5,612	(1,293)	(23)%	8,667	10,222	(1,555)	(15)%
Services	706	894	(188)	(21)%	2,436	2,226	210	9%
Total Revenues	8,793	14,219	(5,426)	(38)%	23,011	29,563	(6,552)	(22)%
Cost of goods sold(1)	4,294	7,857	(3,563)	(45)%	12,132	17,466	(5,334)	(31)%
Gross profit	4,499	6,362	(1,863)	(29)%	10,879	12,097	(1,218)	(10)%
Operating expenses:
Research and development(1)	1,568	1,040	528	51%	3,937	4,088	(151)	(4)%
Selling and marketing(1)	4,340	3,265	1,075	33%	12,290	12,132	158	1%
General and administrative(1)	3,385	2,033	1,352	67%	11,159	10,771	388	4%
Total operating expenses	9,293	6,338	2,955	47%	27,386	26,991	395	1%
Loss from operations	(4,794)	24	(4,818)	(20,075)%	(16,507)	(14,894)	(1,613)	11%
Other (expense) income:
Interest expense	(306)	(596)	290	(49)%	(1,109)	(2,235)	1,126	(50)%
Other income (expense), net	78	368	(290)	(79)%	148	18	130	719%
Loss on extinguishment of debt	—	—	—	N/A	—	(52)	52	(100)%
Loss on change in fair value of convertible debt	(1,148)	—	(1,148)	—	(623)	—	(623)	—
Loss before income taxes	(6,170)	(204)	(5,966)	2,925%	(18,091)	(17,163)	(928)	5%
Income tax (benefit) expense	(1)	—	(1)	N/A %	12	34	(22)	(67)%
Net loss	$(6,169)	$(204)	$(5,965)	2,924%	$(18,103)	$(17,197)	$(906)	5%
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

	(unaudited)
Cost of goods sold	$26	$—	$58	$115
Research and development	141	18	318	729
Sales and marketing	773	29	1,582	2,597
General and administrative	1,424	4	3,234	3,960
Total stock-based compensation expense	$2,364	$51	$5,192	$7,401

Comparison of financial results for the three months ended September 30, 2025 and 2024

Revenue

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	$3,768	$7,713	$(3,945)	(51)%
Software	4,319	5,612	(1,293)	(23)%
Services	706	894	(188)	(21)%
Total Revenues	$8,793	$14,219	$(5,426)	(38)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$10,172	$11,304	$(1,132)	(10)%
Net Dollar Retention Rate (NDRR)	77%	102%	(25)%

Total revenue decreased by $5.4 million, or 38%, for the three months ended September 30, 2025 to $8.8 million as compared to the three months ended September 30, 2024. This decrease in revenue is primarily attributable to lower hardware and software revenues attributable to uncertainty in our K-12 end-user markets where funding sources have been disrupted, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $3.9 million or 51%, to $3.8 million for the three months ended September 30, 2025, from $7.7 million for the three months ended September 30, 2024. The decrease in hardware revenue was primarily attributable to a decrease in units shipped. For the three months ended September 30, 2025 and 2024, hardware revenue as a percentage of total revenue was 43% and 54%, respectively.

Software revenue decreased by $1.3 million or 23%, to $4.3 million for the three months ended September 30, 2025, from $5.6 million for the three months ended September 30, 2024. Software content purchased on new unit deployments and retention of existing software licenses revenue were disproportionately affected by customer funding disruptions in the three months ended September 30, 2025. For the three months ended September 30, 2025 and 2024, software revenue as a percentage of total revenue is 49% and 39%, respectively.

Our key software retention metrics are as follows: (1) ACV as of September 30, 2025 decreased to $10.2 million as compared to September 30, 2024 of $11.3 million and (2) NDRR for the trailing twelve-month period ended September 30, 2025 was 77%, as compared to 102% for the trailing twelve-month period ended September 30, 2024.

Service revenue decreased by $0.2 million or 21%, to $0.7 million for the three months ended September 30, 2025, from $0.9 million for the three months ended September 30, 2024. The decrease in revenue was primarily attributable to decreased sales of extended warranty and technology support services. For the three months ended September 30, 2025 and 2024, services revenue as a percentage of total revenue was 8% and 6%, respectively.

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Cost of goods sold:
Hardware	$2,665	$5,545	$(2,880)	(52)%
Software	1,081	1,665	(584)	(35)%
Services	501	329	172	52%
Excess and obsolete	47	318	(271)	(85)%
Total cost of goods sold	$4,294	$7,857	$(3,563)	(45)%

For the three months ended September 30, 2025, total cost of goods sold decreased by $3.6 million, or 45%, to $4.3 million compared to $7.9 million for the three months ended September 30, 2024. This decrease was primarily attributable to reduced hardware costs of $2.9 million due to fewer units sold partially and the lower cost of Inspire units. For the three months ended September 30, 2025 and 2024, gross margin was 51% and 45%, respectively.

Cost of hardware sold decreased by $2.9 million, or 52%, to $2.7 million for the three months ended September 30, 2025, from $5.5 million for the three months ended September 30, 2024. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops and reductions in the bill of materials costs of the new Inspire 2 laptop, relative to the Inspire 1 model which was sold during the three months ended September 30, 2024.

The Company’s hardware costs include shipping and handling fees paid to the primary logistics agent for tariffs, custom duties and related logistics expenses. For the three months ended September 30, 2025, these costs were approximately $0.1 million, as compared to $0 for the three months ended September 30, 2024.

For the three months ended September 30, 2025 and 2024, hardware gross margin was 36% and 28%, respectively.

Cost of software sold decreased by $0.6 million or 35%, to $1.1 million for the three months ended September 30, 2025, from $1.7 million for the three months ended September 30, 2024. The decrease in cost of software sold corresponded to decreased sales of third party point-in-time software and overall software application sales. The decrease in third-party point-in-time software costs was also related to success in acquiring software applications on which the company formerly incurred revenue share. For the three months ended September 30, 2025 and 2024, software gross margin was 68%  and 70%, respectively.

Cost of services sold increased by $0.2 million or 52%, to $0.5 million for the three months ended September 30, 2025, from $0.3 million for the three months ended September 30, 2024. For the three months ended September 30, 2025 and 2024, services gross margin was 25% and 63%, respectively.

Excess and obsolete expense decreased by $0.3 million or 85%, to $47,000 for the three months ended September 30, 2025, from $0.3 million in the three months ended September 30, 2024. The decrease was attributable to the write-off of inventory in the three months ending September 30, 2024.

Excluding the $0.1 million of shipping costs paid to the primary logistics agent and the write-off of excess and obsolete charges in the three months ended September 30, 2025, gross margin for the three months ended September 30, 2025 would have been 52% compared to the actual gross margin of 51%.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands)	2025	2024	$	%

	(unaudited)
Operating Expenses:
Research and development	$1,568	$1,040	$528	51%
Selling and marketing	4,340	3,265	1,075	33%
General and administrative	3,385	2,033	1,352	67%
Total operating expenses	$9,293	$6,338	$2,955	47%

For the three months ended September 30, 2025, operating expenses increased by $3.0 million, or 47%, to $9.3 million from $6.3 million for the three months ended September 30, 2024. The increase in expenses was primarily attributable to an increase of $2.3 million of stock-based compensation expense due to annual grants of 1.3 million RSUs to members of the Board of Directors, named executive officers and employees in February and March 2025 at a grant date fair value of $17.5 million. After removing the stock-based compensation and RSU expense from the totals, for the three months ended September 30, 2025, the adjusted operating expenses totaled $6.6 million and resulted in an increase of $0.3 million or

4%, from the $6.3 million total operating expenses for the three months ended September 30, 2024. This net increase was primarily due to increased costs in personnel and professional expenses through the three months ended  September 30, 2025 and additional selling and marketing activities.

Research and development expenses increased by $0.5 million or 51%, to $1.6 million for the three months ended September 30, 2025, from $1.0 million for the three months ended September 30, 2024. The increase in expenses was primarily attributable to an increase in compensation costs resulting from higher headcount, as well as expanded R&D project activities including new product development and outside services.

Selling and marketing expenses increased by $1.1 million or 33%, to $4.3 million for the three months ended September 30, 2025, from $3.3 million for the three months ended September 30, 2024. The increase in expenses was mainly due to higher compensation and commission expenses associated with the expanded sales team, reflecting increased pay levels and performance-based incentives.

General and administrative expenses increased by $1.4 million or 67%, to $3.4 million for the three months ended September 30, 2025, from $2.0 million for the three months ended September 30, 2024. The increase in expenses was primarily attributable to the increase in stock-based compensation expense of $1.4 million.

Interest Expense

	Three Months Ended
	September 30,		Change
(in thousands)	2025	2024	$	%
Interest expense	$(306)	$(596)	290	(49)%

For the three months ended September 30, 2025, interest expense decreased by $0.3 million, or 49%, to $0.3 million, from $0.6 million for the three months ended September 30, 2024. The decrease in interest expense was primarily attributable to the convertible loans converting into Common Stock as part of the IPO in December 2024 and a lower interest rate on the convertible debt entered into in April 2025 compared to the debt paid off with a portion of the proceeds from the convertible debt.

Income Tax Expense

Income tax expense for each of the three months ended September 30, 2025 and 2024 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2025 of (0.09)% as we incurred losses for the three months ended September 30, 2025 and expect to continue to incur losses through the remainder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2024 and 2023 was 0.1% and zero, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Comparison of financial results for the nine months ended September 30, 2025 and 2024

Revenue

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	$11,908	$17,115	$(5,207)	(30)%
Software	8,667	10,222	(1,555)	(15)%
Services	2,436	2,226	210	9%
Total Revenues	$23,011	$29,563	$(6,552)	(22)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$10,172	$11,304	$(1,132)	(10)%
Net Dollar Retention Rate (NDRR)	77%	102%	(25)%

Total revenue decreased by $6.6 million, or 22%, for the nine months ended September 30, 2025 to $23.0 million as compared to $29.6 million for the nine months ended September 30, 2024. This decrease in revenue was primarily attributable to lower hardware revenues and attributable to uncertainty in the Company’s K-12 end-user markets where funding sources have been disruptive, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $5.2 million or 30%, to $11.9 million for the nine months ended September 30, 2025, from $17.1 million for the nine months ended September 30, 2024. The decrease in hardware revenue was primarily attributable to tariff and trade policy uncertainty, as well as uncertainty in federal funding sources for education available to our K-12 segment customers, and the resulting impact on laptop shipments, during nine months ended September 30, 2025. For the nine months ended September 30, 2025 and 2024, hardware revenue as a percentage of total revenue was 52% and 58%, respectively.

Software revenue decreased by $1.6 million or 15%, to $8.7 million for the nine months ended September 30, 2025 from $10.2 million for the nine months ended September 30, 2024. Notwithstanding adverse factors affecting hardware shipments, and software content purchased on new unit deployments, retention of existing software licenses revenue, and increases in the sales price of software, generated an improvement in software revenue relative to the decline in hardware revenue. For the nine months ended September 30, 2025 and 2024, software revenue as a percentage of total revenue was 38% and 35%, respectively.

Our key software retention metrics are as follows: (1) ACV as of September 30, 2025 decreased to $10.2 million as compared to September 30, 2024 of $11.3 million and (2) NDRR for the trailing twelve-month period ended September 30, 2025 was 77%, as compared to 102% for the trailing twelve-month period ended September 30, 2024.

Service revenue increased by $0.2 million or 9%, to $2.4 million for the nine months ended September 30, 2025, from $2.2 million for the nine months ended September 30, 2024. The increase in service revenue was primarily attributable to increased sales of extended warranty and technology support services. For the nine months ended September 30, 2025 and 2024, services revenue as a percentage of total revenue was 11% and 8%, respectively.

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%
Cost of goods sold:
Hardware	$8,010	$12,563	$(4,553)	(36)%
Software	2,520	3,509	(989)	(28)%
Services	1,375	1,072	303	28%
Excess and obsolete	227	322	(95)	(30)%
Total cost of goods sold	$12,132	$17,466	$(5,334)	(31)%

For the nine months ended September 30, 2025, total cost of goods sold decreased by $5.3 million, or 31%, to $12.1 million compared to $17.5 million for the nine months ended September 30, 2024. This decrease was primarily attributable to reduced hardware costs of $4.6 million due to fewer shipments of Inspire units, a decrease in software costs of $1.0 million and a decrease in excess and obsolete of $0.1 million, partially offset by an increase in service cost of $0.3 million. For the nine months ended September 30, 2025 and 2024, gross margin was 47% and 41%, respectively.

Cost of hardware sold decreased by $4.6 million, or 36%, to $8.0 million for the nine months ended September 30, 2025, from $12.6 million for the nine months ended September 30, 2024. The decrease in cost of hardware sold was primarily attributable to the 30% decrease in hardware revenue driven primarily by a decrease in the volumes shipped of Inspire laptops, as well as reductions in the bill of materials costs of the new Inspire 2 laptop relative to the Inspire 1 model which was sold during the nine months ended September 30, 2024.

The Company’s hardware costs include shipping and handling fees paid to the primary logistics agent for tariffs, custom duties and related logistics expenses. For the nine months ended September 30, 2025, these costs were approximately $0.1 million, as compared to $0 for the nine months ended September 30, 2024.

For the nine months ended September 30, 2025 and 2024, hardware gross margin was 35% and 27%, respectively.

Cost of software sold decreased by $1.0 million or 28%, to $2.5 million for the nine months ended September 30, 2025, from $3.5 million for the nine months ended September 30, 2024. The decrease in cost of software sold corresponded to decreased sales of third party point-in-time software and overall software application sales. The decrease in third-party point-in-time software costs was also related to success in acquiring software applications on which the company formerly incurred revenue share. For the nine months ended September 30, 2025 and 2024, software gross margin was 68% and 66%, respectively.

Cost of services sold increased by $0.3 million or 28%, to $1.4 million for the nine months ended September 30, 2025, from $1.1 million for the nine months ended September 30, 2024. The increase in cost of services sold was primarily attributable to increased sales of technology support services. For the nine months ended September 30, 2025 and 2024, services gross margin was 42% and 52%, respectively.

Excess and obsolete expense decreased $0.1 million or 30%, to $0.2 million for the nine months ended September 30, 2025, from $0.3 million in the nine months ended September 30, 2024. The decrease was attributable to the write-off of inventory costs in the nine months ending September 30, 2024.

Excluding the $0.1 million of shipping costs paid to the primary logistics agent and the write-off of $0.2 million of excess and obsolete costs in the nine months ended September 30, 2025, gross margin for the nine months ended September 30, 2025 would have been 49% compared to the actual gross margin of 47%.

Operating Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2025	2024	$	%

	(unaudited)
Operating Expenses:
Research and development	$3,937	$4,088	$(151)	(4)%
Selling and marketing	12,290	12,132	158	1%
General and administrative	11,159	10,771	388	4%
Total operating expenses	$27,386	$26,991	$395	1%

For the nine months ended September 30, 2025, operating expenses increased by $0.4 million, or 1%, to $27.4 million from $27.0 million for the nine months ended September 30, 2024. The increase in expenses was primarily attributable to increased costs in personnel.

Research and development expenses decreased by $0.2 million or 4%, to $3.9 million for the nine months ended September 30, 2025, from $4.1 million for the nine months ended September 30, 2024. The decrease in expenses was primarily attributable to a decrease in stock-based compensation expense of $0.4 million due to grants to employees in March 2024.

Selling and marketing expenses increased by $0.2 million or 1%, to $12.3 million for the nine months ended September 30, 2025, from $12.1 million for the nine months ended September 30, 2024. The increase in expenses was primarily attributable to increased headcount and compensation expense partially offset by a decrease in stock-based compensation expense of $1.0 million due to grants to employees in March 2024.

General and administrative expenses increased by $0.4 million or 4%, to $11.2 million for the nine months ended September 30, 2025, from $10.8 million for the nine months ended September 30, 2024. The increase in expenses was primarily attributable to increased costs in personnel and professional expenses in 2025 related to being a public Company partially offset by a $0.7 million decrease in stock compensation expenses due to grants to employees in March 2024.

Interest Expense

	Nine Months Ended
	September 30,		Change
(in thousands)	2025	2024	$	%
Interest expense	$(1,109)	$(2,235)	1,126	(50)%

For the nine months ended September 30, 2025, interest expense decreased by $1.1 million, or 50%, to $1.1 million, from $2.2 million for the nine months ended September 30, 2024. The decrease in interest expense was attributable to the convertible loans converted into Common Stock as part of the IPO in December 2024 and a lower interest rate on the convertible debt entered into in April 2025 compared to the debt paid off with a portion of the proceeds from the convertible debt.

Income Tax Expense

Income tax expense for each of the nine months ended September 30, 2025 and 2024 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2025 of (0.09)% as we incurred losses for the nine months ended September 30, 2025 and expect to continue to incur losses through the reminder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2025. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2024 and 2023 was 0.1% and zero, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(14,025)	$(3,850)
Net cash used in investing activities	$(21)	$(8)
Net cash provided by financing activities	$13,709	$4,027

Operating Activities

For the nine months ended September 30, 2025, our operating activities used cash of $14.0 million, primarily due to our net loss of $18.1 million and the changes in our operating assets and liabilities of $2.4 million, partially offset by adjustments for non-cash charges, including stock-based compensation expense of $5.2 million, the change in fair value of convertible debt of $0.6 million, issuance of restricted stock units of $0.4 million, provision for excess and obsolete inventory of $0.2 million, and non-cash amortization of other debt discount of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $0.5 million and prepaid and other assets of $1.0 million and a decrease in accounts payable of $1.7 million and deferred revenue of $0.6 million, partially offset by a decrease in inventory of $0.7 million and an increase in accrued expenses of $0.1 million and accrued interest of $0.7 million.

For the nine months ended September 30, 2024, our operating activities used cash of $3.9 million, primarily due to our net loss of $17.2 million partially offset by changes in our operating assets and liabilities of $5.8 million, an adjustment for non-cash charge of stock-based compensation expense of $7.4 million, and loss on extinguishment of debt of $0.1 million. The change in our operating assets and liabilities was primarily the result of a decrease in accounts receivable of $0.6 million and inventory of $1.0 million, and an increase in accounts payable of $1.9 million, accrued expenses of $0.2 million, deferred revenue of $1.1 million, and accrued interest of $1.3 million partially offset by an increase in prepaid expenses and other assets of $0.3 million.

Investing Activities

For the nine months ended September 30, 2025 and 2024, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the nine months ended September 30, 2025, net cash provided by financing activities was $13.7 million primarily due to proceeds from convertible debt of $13.0 million, other debt issuances of $4.0 million, proceeds from issuance of common stock from equity line-of-credit of $3.6 million, and proceeds from exercise of stock options of $0.2 million partially offset by repayment of other debt issuances of $6.8 million, and fees paid for debt issuance of $0.1 million.

For the nine months ended September 30, 2024, net cash provided by financing activities was $4.0 million primarily due to proceeds from convertible notes of $5.0 million and proceeds from other term loan issuances of $3.5 million partially offset by repayment of other debt issuances of $3.9 million and fees paid for deferred offering costs of $0.5 million.

Liquidity and Capital Resources

As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $308.5 million and $290.4 million, respectively. Our net losses were $18.1 million and $17.2 million for the nine months ended September 30, 2025 and 2024, respectively. A portion of our net losses in the nine months ended September 30, 2024 related to $7.4 million in stock compensation expense from options issued during the period.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $4.3 million and $4.9 million, respectively. In April 2025, we raised $14.0 million in a Senior Secured Convertible Note Financing. See Note 5 to our condensed consolidated financial statements for the nine months ended September 30, 2025 elsewhere in this report for additional information. In the nine months ended September 30, 2025 and the years ended December 31, 2024 and 2023, we raised $20.6 million, $18.5 million and $11.4 million, respectively, for an aggregate of $50.5 million through debt and financing arrangements, including the $13.0 million of convertible debt, $7.5 million of net proceeds from the IPO, $9.3 million under loan and security agreements with Fiza, $5.0 million in convertible notes and $5.6 million in other debt issuances. In May 2024 and June 2024, we entered into multiple loan agreements from an existing lender to borrow a total of $3.5 million secured by certain of our assets. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, uncertainties frequently encountered by companies in the technology industry and the dependency on closing this offering are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 to our condensed consolidated financial statements for the three and nine months ended September 30, 2025 included elsewhere in this report for additional information on our assessment.

During the nine months ended September 30, 2025, we incurred a net loss of $18.1 million and had Adjusted EBITDA of ($10.7) million and negative cash flows from operations of $14.0 million. For the years ended December 31, 2024 and 2023, we incurred net losses of $20.8 million and $13.0 million, respectively, and incurred negative cash flows from operations of $8.9 million and $6.4 million, respectively. We had combined cash and cash equivalents of $4.3 million and $4.9 million as of September 30, 2025 and December 31, 2024, respectively. We have incurred operating losses and negative cash flows from operations since inception. Our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing our products, availability of additional financing, gaining customer acceptance and uncertainty of achieving future profitability among other factors discussed under “Cautionary Note Regarding Forward - Looking Statements”. Our success depends on the outcome of our research and development activities, scale-up and successful partnering and commercialization of our products and product candidates. In February 2025, we entered into two Loan and Security agreements that provided us with $2.0 million in financing. In April 2025, we entered into a convertible debt agreement that may provide us with up to $20.0 million in financing. In July 2025, we entered into an equity line-of-credit agreement that may provide us with up to $30.0 million in equity. In August 2025, we entered into new debt loans that provided us with $2.0 million in financing.

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

Debt and Financing Arrangements

Fiza Term Debt.

The Company has three outstanding loans as of September 30, 2025 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On April 10, 2025, in connection with the Senior Secured Convertible Note Financing described in Note 5 to the to the condensed consolidated financial statements, the maturity date of the Fiza loans were amended to be the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible Note (as defined in Note 5 to the to the condensed consolidated financial statements). As of September 30, 2025 and December 31, 2024, gross principal amounts due on the Fiza term debt is $7.2 million and have been classified as non-current other term loans on the balance sheet.

On April 11, 2025, in connection with the Senior Secured Convertible Note Financing (as defined below), the Company entered into an amendment (the “Fiza 1 Amendment”) to that certain Loan and Security Agreement with Fiza dated November 3, 2022 (the “Fiza 1 Agreement”). Pursuant to the Fiza 1 Amendment, the maturity date of the Fiza 1 Agreement is extended to December 31, 2027. The Fiza 1 Amendment also amends the repayment schedule such that, beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible Note (the “Convertible Note Repayment Date”), the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve equal monthly installments.

On April 11, 2025, also in connection with the Senior Secured Convertible Note Financing, the Company entered into an amendment (the “Fiza 2 and 3 Amendment”) to a Loan and Security Agreement dated July 11, 2024 with Fiza (the “Fiza 2 and 3 Agreement”). Pursuant to the Fiza 2 and 3 Amendment, the interest rate under the Fiza 2 and 3 Agreement was lowered from 25% to 20%. In addition, until the Convertible Note Repayment Date, the Company shall make monthly payments of interest only. The remaining principal and interest shall be amortized and repaid over 12 months beginning on the Convertible Note Repayment Date, the Company will repay all remaining principal and interest under the Fiza 1 Agreement over twelve monthly installments.

On April 11, 2025, the Company and Fiza entered into an intercreditor agreement (the “Intercreditor Agreement), with the institutional investor in the Senior Secured Convertible Note Financing (the “Note Investor”), pursuant to which, among other things, Fiza subordinated its security interest in the assets of the Company to the security interest of the Note Investor under the Security Agreement in the same assets and agreed to certain covenants limiting its ability to receive cash payments from the Company, including pursuant to the Fiza 1 Agreement and Fiza 2 and 3 Agreement.

Itria Other Term Loans.

On February 26, 2025, the Company entered into two Loan and Security Agreements (“Term Loans 8 and 9”)  in the principal amounts of $1,100,000 and $900,000 (“Term Loans 8 and 9”) with Itria Ventures LLC (“Itria”). The Term Loans 8 and 9 bear interest at a rate of 18.00% per year (subject to increases upon an event of default) and are payable on a monthly basis in 12 equal installments, maturing on February 26, 2026. The Company may prepay the Term Loans 8 and 9 in full at any time during the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance. In connection with the Senior Secured Convertible Note financing on April 10, 2025, Term Loans 8 and 9 were prepaid. See Note 5 – Debt and Related Party Debt for more information.

On August 20, 2025, the Company entered into two Loan and Security Agreements in the principal amounts of $1,000,000 each (“Term Loans 10 and 11”) for an aggregate total of $2,000,000. One of the Term Loans 10 and 11 bears interest at a rate of 18.00% per year and is payable on a monthly basis in 15 equal installments, maturing on the 15-month anniversary of the funding date. The second Term Loans 10 and 11bears interest at a rate of 18.99% per year and is payable on a monthly basis in 18 equal installments, maturing on the 18-month anniversary of the funding date. The Company may prepay either of Term Loans 10 and 11Loans in full at any time after the first month of the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance if the Term Loans 10 and 11are prepaid within the first 12 months of the term. See Note 5 – Debt and Related Party Debt for more information.

The outstanding balance of all Itria loans as of September 30, 2025 and December 31, 2024 is $1.9 million and $4.8 million, respectively.

Senior Secured Convertible Note Financing.

On April 10, 2025, the Company entered into a securities purchase agreement (the “Note SPA”) with the Note Investor, pursuant to which the Company sold, and the Note Investor purchased, a senior secured convertible note issued by the Company (the “Senior Secured Convertible Note,” and such financing, the “Senior Secured Convertible Note Financing”) in the original principal amount of $13,978,495, which is convertible into shares of the Company’s Common Stock. The Senior Secured Convertible Note Financing closed on April 11, 2025.

The gross proceeds to the Company from the Senior Secured Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000. Subject to the satisfaction of certain conditions contained in the

Note SPA, the Company may issue an additional senior secured convertible note to the Note Investor in the principal amount of $7,526,882 (for additional gross proceeds of $7,000,000). The Company intends to use the net proceeds from the Senior Secured Convertible Note Financing to repay existing debt and for working capital and general corporate purposes.

Description of the Note

The Senior Secured Convertible Note was issued with an original issue discount of 7.0% and accrues interest at a rate of 6.0% per annum. The Senior Secured Convertible Note matures on April 11, 2027, unless extended pursuant to the terms thereof. Interest on the Senior Secured Convertible Note is guaranteed through April 11, 2027 regardless of whether the Senior Secured Convertible Note is earlier converted or redeemed. The Senior Secured Convertible Note is secured by a first priority security interest in substantially all the assets of the Company, including its intellectual property.

The Senior Secured Convertible Note is convertible (in whole or in part) at any time prior to April 11, 2027 into the number of shares of Common Stock equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid late charges with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $12.39 per share (“Initial Conversion Price” and such shares issuable upon conversion of the Note, the “Conversion Shares”). In addition, upon the effectiveness of the registration statement covering the resale of the Conversion Shares and before the 90th day after the closing under the Note SPA, the Note Investor has the right to convert up to $750,000 (or a higher amount mutually agreed upon by the parties) principal per month, priced at 97% of the lowest volume-weighted average price of the Common Stock (“VWAP”) in the 10 trading days prior to the conversion. Pursuant to the Note SPA, in certain cases, the Note Investor must limit the selling of Common Stock to the higher of (i) 15% of the daily trading volume or (ii) $100,000 per trading day. At no time may the Note Investor hold or be required to take more than 4.99% (or up to 9.99% at the election of the Investor pursuant to the Senior Secured Convertible Note) of the outstanding Common Stock.

The conversion price of the Senior Secured Convertible Note was subject to a floor price of $1.98. On October 15, 2025, the Company entered into an amendment to the Senior Secured Convertible Note pursuant to which the floor price was amended to $0.60 (for more information regarding the amendment, see Note 15 – Subsequent Events).

In addition, if an Event of Default (as defined in the Senior Secured Convertible Note) has occurred under the Note, the Note Investor may elect to convert all or a portion of the Senior Secured Convertible Note into shares of Common Stock at a price equal to the lesser of (i) 80% of the VWAP of the shares of Common Stock as of the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice and (ii) 80% of the average VWAP of Common Stock for the five trading days with the lowest VWAP of the shares of Common Stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice.

Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Note Investor within one business day. At any time after the earlier of (a) the Note Investor’s receipt of an Event of Default notice, and (b) the Note Investor becoming aware of an Event of Default, the Note Investor may require the Company to redeem all or any portion of the Senior Secured Convertible Note a 10% premium. Upon an Event of Default, the Senior Secured Convertible Note shall bear interest at a rate of 11.0% per annum.

Beginning 90 days after April 11, 2025, and every month thereafter, the Company must repay the Note Investor $665,643 towards the principal balance of Senior Secured Convertible Note and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of Common Stock, at the Company’s option (collectively, the “Installment Amount”). The Note Investor also has the right to accelerate monthly repayment obligations by receiving shares of Common Stock. For any Installment Amount paid in the form of shares of Common Stock, the applicable conversion price will be equal to the lesser of (a) the Initial Conversion Price, and (b) 95% of the lowest VWAP in the ten trading days immediately prior to such conversion.

In connection with a “Change of Control” (as defined in the Senior Secured Convertible Note), the Note Investor will have the right to require the Company to redeem all or any portion of the Note in cash at a price equal to 110% times the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, (iii) a “make-whole” amount to ensure that, if paid, the Note Investor will have received the guaranteed interest pursuant to the Note and (iv) all accrued and unpaid late charges with respect to the amounts described in (i), (ii) and (iii), if any.

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in January 2026, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of September 30, 2025, we had approximately $11.2 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2025.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the time periods required time periods.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the three and nine months ended September 30, 2025 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2025 are fairly stated, in all material respects, in accordance with GAAP.

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

On May 16, 2022, we entered into a merger agreement (the “EdtechX Merger Agreement”) with EdtechX Holdings Acquisition Corp II (“EdtechX”), a Special Purpose Acquisition Company. The Original Merger Agreement with Edtech was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing. A trial date has been set for January 20, 2027. The Company believes this lawsuit is without merit and intends to vigorously defend itself against these allegations.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Amendment to Certificate of Incorporation

The information set forth below is included herewith for the purpose of providing the disclosures required under “Item 5.03 - Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year” of Form 8-K.

On October 15, 2025, at the Company’s 2025 annual meeting of stockholders, the Company’s stockholders approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation to allow for stockholder action by written consent (the “COI Amendment”). All other provisions of the Company’s Second Amended and Restated Certificate of Incorporation remain unchanged. The COI Amendment was filed with the Secretary of State of the State of Delaware on November 10, 2025, to become effective immediately upon filing.

The foregoing description of the COI Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the COI Amendment, which is filed herewith as Exhibit 3.2, and incorporated herein by reference.

Item 6. Exhibits

The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Description
3.1	Form of Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

3.2*	Amendment to Second Amended and Restated Certificate of Incorporation of Registrant, filed with the Secretary of State of the State of Delaware on November 10, 2025.

3.3	Form of Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

4.1	Form of Registrant’s common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

4.3	Form of Senior Secured Convertible Note, dated April 11, 2025 in the amount of $13,978,495 (incorporated by reference to Exhibit 4.1 of the Company Current Report on Form 8-K filed on April 11, 2025)

10.1	Common Stock Purchase Agreement, dated July 8, 2025, with Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 8, 2025).

10.2	Registration Rights Agreement, dated July 8, 2025, with Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 8, 2025).

10.3

Business Loan and Security Agreement by and between Itria Ventures LLC and zSpace, Inc. in the amount of $1,000,000 dated August 20, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 22, 2025).

10.4

Business Loan and Security Agreement by and between Itria Ventures LLC and zSpace, Inc. in the amount of $1,000,000 dated August 20, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 22, 2025).

10.5

Intercreditor Agreement among Itria Ventures LLC, zSpace and 3i, LP, dated August 20, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on August 22, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
101.INS*	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

†    Schedules and exhibits to this Exhibit omitted pursuant to Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

Date: November 13, 2025

ZSPACE, INC.

By:	/s/ Paul Kellenberger
Name:	Paul Kellenberger
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erick DeOliveira
Name:	Erick DeOliveira
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)