Form 10-K
period 2025-12-31
zSpace, Inc.
filed 2026-03-30
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From        To

Commission file number: 001-42431

ZSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2284050
(State of Other Jurisdiction of incorporation or Organization)	(I.R.S. Employer Identification No.)
55 Nicholson Lane San Jose, CA	95134
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (408) 498-4050

Securities registered pursuant to Section 12(b) of the Act:

Name Of Each Exchange
Title of Each Class	Trading Symbol(s)	On Which Registered
Common Stock, $0.00001 Par Value per Share	ZSPC	The Nasdaq Stock Market LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the most recently completed second fiscal quarter), based on the closing price of the registrant’s common stock of $3.26 per share as reported by the Nasdaq Stock Market LLC on that date, was approximately $16.2 million. Shares of common stock held by each executive officer and director and by each shareholder affiliated with a director or an executive officer have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The number of outstanding shares of the Registrant’s common stock as of March 23, 2026 was 38,654,852.

Documents Incorporated by Reference

None.

TTTABLE OF CONTENTS

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

SUMMARY OF PRINCIPAL RISK FACTORS

This summary briefly lists the principal risks and uncertainties facing our business, which are only a select portion of those risks. A more complete discussion of those risks and uncertainties is set forth in Part I, Item 1A of this Annual Report, entitled “Risk Factors.” Additional risks not presently known to us or that we currently deem immaterial may also affect us. If any of these risks occur, our business, financial condition or results of operations could be materially and adversely affected. Our business is subject to the following principal risks and uncertainties:

●	Changes to the U.S. Department of Education and federal funding have created significant budgetary uncertainty for our customers.
●	We will require additional capital to fund our operations and growth, and such capital may not be readily available.
●	We may not be able to grow revenue in the future or manage our growth effectively.
●	We may not be able to develop new products and successfully manage frequent product introductions and transitions.
●	We face intense competition from companies more established and better capitalized than us and potential new technologies.
●	Substantial time and effort are typically required to make a sale of our products.
●	We may not be able to appropriately manage our inventory and supply chain.
●	We may be unable to effectively expand our sales and marketing capabilities.
●	Any errors, bugs, or vulnerabilities in our technology could significantly impact our business.
●	Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, and ability to fulfill our obligations under such indebtedness.
●	There is uncertainty regarding our ability to continue as a going concern.
●	We have identified material weaknesses in our internal control over financial reporting.
●	Our business has been adversely affected by dramatic changes in U.S. and international trade policies, as well as ongoing uncertainty regarding the current administration’s trade agenda.
●	We are and could continue to be involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results and financial condition.
●	The obligations associated with operating as a public company will require significant resources and management attention and will cause us to incur additional expenses, which will adversely affect our results of operations.
●	Failure to protect our proprietary technology and intellectual property rights could substantially harm our business.
●	An inability to maintain licenses from third parties could severely harm our business.
●	The failure of our IT systems or a security breach involving customer, student or employee personal data could dramatically impact our business.

●	If our common stock fails to comply with the continued listing requirements of the Nasdaq Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.
●	We are a “controlled company” for purposes of the Nasdaq Listing Rules and as a result, our stockholders may not have the same protections afforded to stockholders of companies that are not controlled companies.
●	We are an emerging growth company and a smaller reporting company, and the applicable reduced disclosure requirements may make our common stock less attractive to investors.

PART I

Item 1. Business

Our Company

We are a leading provider of augmented reality (AR) and virtual reality (VR) educational technology products. We focus on United States K-12 schools, the Career & Technical Education (CTE) sector and select international markets. Our proprietary hardware and software platform provides the unique ability to deliver an interactive, stereoscopic three-dimensional (3D) learning experience to our users without the need to utilize VR goggles or specialty glasses.

Our hands-on “learning by doing” products have been shown to enhance the learning process and drive higher student test scores, as evidenced by a study on the utility of 3D virtual reality technologies for student knowledge gains published in the Journal of Computer Assisted Learning in 2021. We believe that our platform leads to (i) deeper understanding of content, (ii) increased motivation of students to learn, (iii) additional engagement of students with content and (iv) improved preparedness for the workforce. We allow students and teachers to experience learning in the classroom that may otherwise be dangerous, impossible, counterproductive, or expensive using traditional techniques. Our platform serves a broad range of educational tools designed for K-12 science, technology, engineering and math (STEM) lessons as well as training skilled trades in areas such as health sciences, automotive engineering/repair, Unity3D® software programming and advanced manufacturing.

We sell our products directly to United States school districts, both as a primary educational tool in K-12 classrooms and as a career training solution, as well as to community college customers through both a direct sales and support team as well as regional resellers. Internationally, we rely exclusively on resellers to bring our products to those markets. Today, our platform is implemented in more than 3,500 of the approximately 13,000 United States public school districts. Our K-12 platform is currently deployed in over 80% of the largest 100 K-12 public school districts in the United States, as measured by student enrollment, and our CTE solutions have been deployed in approximately 73% of those public school districts we serve. In addition, we have partnered with over 25 resellers and have expanded our customer network into over 50 countries. We believe the applicability of our products in education environments provides an opportunity for significant scale.

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

Our Products

Our platform consists of three key components — hardware, software and services.

●	Hardware. Our proprietary hardware is the enabler of the 3D learning experience on our platform, allowing students to interact directly with complex, spatial, and abstract concepts. We work closely with original equipment manufacturers (OEMs) to produce devices that deliver a 3D experience.

●	Inspire Laptops. Inspire is our current generation laptop product, built in partnership with a major PC OEM. It incorporates and delivers autostereoscopic 3D graphics not requiring any eyewear or headset. With a specialized optical lens and eye-tracking technology, a set of images for each eye is created and directly projected through the lens to where the eyes are looking for a unique 3D experience. We deliver each Inspire laptop with our patented hand-held stylus.

●	Imagine Laptops. Our Imagine laptops are focused on elementary school students. They also were built in partnership with a major PC OEM. Like the Inspire, the Imagine delivers autostereoscopic 3D graphics not requiring any eyewear or headset and uses the zSpace hand-held stylus. The Imagine, built with safety and comfort in mind for young learners, is smaller and lighter than the Inspire, making it easier for younger learners to use in the classroom. It also features a smaller screen, but similar CPU performance.
●	Tracked styluses. Our patented tracked styluses allow users to interact with the projection of the 3D information from our laptops to provide a comfortable and realistic experience as well as the precise interaction with the virtual objects in open space. It allows students to bring objects out of the screen and interact with them as if they were real objects. Our styluses, working together with the eye-tracking technology in our products to read the position of the user’s body and respond to movements throughout the interaction, creating a natural, comfortable and effortless experience. Each stylus includes three buttons designed to map the buttons on a traditional mouse to provide a familiar interface model for the user. The buttons on the stylus perform different actions depending on the application. The styluses also support haptic feedback allowing applications to provide a physical response to engagement in the learning process, enhancing realism and providing distinct feedback to the user.
●	Software. We develop and deliver both platform management software, enabling the easy distribution, licensing and management of web enabled applications, and end user applications that students use on our devices. Our platform offers a full range of applications, developed both in-house and by third-party application developers, that provide learning experiences designed for the K-12 STEM and CTE markets. In the K-12 market, we offer applications in areas such as Science, Health and Math, and in the CTE markets we provide applications in key areas such as Automotive, Advanced Manufacturing, Health and Agri-Sciences.

●	Services. Implementation and professional development services are part of the overall solution we offer to our customers so they can quickly use, and be fully trained on, our products. We have developed a network of trainers in the United States with education experience with the goal of making our customers’ experience with our products positive and effective. Internationally, we rely exclusively on resellers to provide these services to our customers.

Manufacturing and Suppliers

We utilize an outsourced manufacturing model for the production of our hardware and peripheries. We do not own or operate any manufacturing facilities. Instead, we rely on third-party contract manufacturers and original equipment manufacturers (OEMs) to produce our products in accordance with our specifications. We believe this asset-light approach allows us to minimize capital expenditures, scale production to meet demand, and leverage the purchasing power and supply chain expertise of our partners.

For our core Inspire laptop, we rely on major personal computer OEMs. By partnering with established PC manufacturers, we are able to leverage their extensive global supply chain networks, component purchasing power, and quality control certifications. This relationship allows us to deliver high-performance hardware without the overhead of managing a bespoke computer manufacturing line.

We rely on a specific third-party manufacturing partner located in China to assemble our proprietary stylus. This partner is responsible for component procurement, final assembly, and quality assurance testing based on our proprietary designs. Because our stylus utilizes specialized tracking technology that is integral to the zSpace user experience, this manufacturing relationship is critical to our product delivery.

In addition, we rely on third-party software developers to create and maintain appropriate software products for our platform. We engage these external development firms and contractors to augment our internal engineering teams, specifically to assist in the creation of educational content applications and system integrations. Relying on these third parties allows us to accelerate our content roadmap and offer a broader library of curriculum-aligned modules to our K-12 and CTE customers without bearing the full fixed costs of a large in-house content development staff.

Sales and Marketing

We believe we have developed a scalable go-to-market business built upon the strength of our platform and a targeted sales approach designed for education customers. We have deployed a multi-channel sales approach to reach potential customers. In general, in the United States, we employ a combination of a direct sales approach and a channel partner approach to expand our reach with the aim of providing a frictionless, convenient purchase process for customers. In international markets, we utilize an indirect partner go-to-market approach, and we have found that these third-party resellers offer strong relationships in particular schools or geographies. We believe this structure allows us to market our solutions effectively and efficiently to public schools of all sizes across the world.

Competitive Business Conditions

According to market analysis by Grand View Research, the global education technology market was valued at $163.5 billion in 2024 and is expected to grow at a compound annual growth rate (CAGR) of 13.3% from 2025 to 2030. Further, according to The Insight Partners, the global AR, VR and mixed reality market is expected to grow at a 37% CAGR to $647 billion by 2031 compared to $52 billion in 2023. Markets and Markets Research predicts that spending on AR and VR in the education market globally will grow to $14.2 billion by 2028 (CAGR of 30% from 2023).

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

Competitors in the education technology ecosystem include:

●	Companies that provide technology solutions and services to educators and students, such as Chegg, Coursera, Docebo, Duolingo, Instructure, Kahoot, Powerschool, and Udemy;
●	CTE companies such as Degreed, Inc., LinkedIn Corporation through its LinkedIn Learning services and Pluralsight, Inc.;
●	Companies that operate in the virtual technology market, such as Apple, Google, Meta Platforms, Matterport Inc and Unity Software;
●	Providers of free educational resources such as Khan Academy, Inc., The Wikipedia Foundation, Inc. and Google LLC through its YouTube services; and
●	AR/VR focused companies such as Avantis Education, Prisms VR, Interplay Learning, Umety Solutions Ltd, Transfr VR and Victory XR.

Outside the United States, certain Chinese companies have produced replicas of our original edition hardware products that require specialty eyewear, which we no longer produce or sell in the United States. We have also found imitation products being sold at a small scale in the Middle East and Turkey. We are currently not aware of any other companies producing or selling solutions substantially similar to our products.

We believe that we have a number of competitive strengths that will enable us to grow our business. Our competitive strengths include:

●	Breadth and depth of our platform. Our platform is focused on delivering virtual interactive learning capabilities across the worldwide education spectrum. The same platform can be used by third grade learners and college students. Our growing range of software content, developed both in house and by third-party software developers, includes hundreds of STEM, Game Design and CTE lessons, including Physical Science, Math, Health, Automotive, Unity3D® Programming, and Advanced Manufacturing.
●	Highly Differentiated and Proprietary Technology. Our product offerings are designed to facilitate intuitive, responsive, and comfortable learner experiences, with hardware that includes built-in eye-tracking technology that allows for 3D images without the use of specialized glasses and a hand-held stylus device that allows users to bring objects out of the screen and manipulate them as if they were real objects. We believe our proprietary platform offers a unique solution to educators interested in effective kinesthetic learning tools.
●	Brand recognition. We believe we are a trusted brand in the K-12 education market that has a track record of attracting and maintaining customers. We believe we are recognized as a market leader in AR/VR and the “eduverse” for schools. We expect to continue to leverage our position and increase our brand awareness to grow our customer base.

Recent Developments

The majority of our customer base consists of United States public school districts, who purchase products as a primary K-12 educational tool and also to support career training education at the higher grade levels. These schools frequently rely on funding from the U.S. Department of Education (“US DoE”) for specific populations of students or strategic initiatives. When this funding is unavailable, schools rarely cut the core classes and services; instead, they cut the specialized support services that federal money supports.

Our business in the United States K-12 market is significantly influenced by the availability of government funding. In previous years, our revenue growth was supported by substantial federal stimulus funding allocated to schools, such as the Elementary and Secondary School Emergency Relief (ESSER) funds. However, as these specific funding programs have expired or been fully allocated, the budgetary environment for our K-12 customers has tightened. In addition, in January 2025, the current administration moved to make significant changes at the US DoE, including freezing federal grants and loans that many of our customers relied upon to purchase our products and services.

The operational disruptions and funding freezes initiated at the U.S. DoE in early 2025 created a volatile contracting environment for the education technology sector. As the administration moved to withhold federal grants and signal a potential dissolution of the agency, school districts—already grappling with the expiration of pandemic-era ESSER funds—adopted a defensive spending posture, freezing capital outlays to preserve cash for essential operations. This resulted in extended sales cycles for zSpace and a decrease in capital expenditures by schools, which has caused a decline in our revenue from this sector. We expect that our future results will continue to be sensitive to the cyclical nature of state and federal education budgets.

In this context, we are focused on scaling execution across a carefully selected set of growth vectors. These include:

●	Targeted software growth via additional application acquisition. We intend to pursue additional software applications in order to increase the growth of our software offerings. Such acquisitions, if completed, are intended to be accretive to earnings and materially increase our software revenue.
●	Continued Focus in the United States education market. We expect to continue to drive growth by expanding use cases and introducing new applications within the United States. We are particularly focused on acquiring and retaining both K-12 and CTE users while expanding our sales with our Inspire products. With our large content library and pioneering AR/VR capabilities, we pride ourselves on our ability to deliver value across the education landscape including K-12 schools, community colleges, technical colleges and trade colleges. Going forward, we plan to continue to expand our content library and platform to address the needs of our current and future customers.

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

As of December 31, 2025, we had over 80 patents issued, and more than ten United States and foreign patent applications that are pending.

Human Capital Resources

Our employees are critical to our success. As of December 31, 2025, we had 54 full-time employees. We also employ part-time subject matter experts and engage consultants and contractors to supplement our permanent workforce. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are represented by a labor union or subject to a collective bargaining agreement. Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. We believe we offer competitive compensation and benefits packages, the principal purposes of which are to attract, retain and motivate our employees.

Facilities

Our corporate headquarters is located in a leased facility in San Jose, California. The facility is approximately 6,464 square feet, and our lease of this facility expires in October 2027. We believe this facility is adequate for the needs of our business.

Government Regulation

We are subject to various federal, state, local and foreign laws and regulations that affect our business, including those related to the education industry, data privacy, and data security. Because our hardware supply chain and sales reach international markets, we are also subject to complex trade restrictions. These include economic sanctions administered by the U.S. Treasury’s Office of Foreign Assets Control (OFAC), U.S. export control laws, and anti-corruption regulations such as the U.S. Foreign Corrupt Practices Act (FCPA) and the U.K. Bribery Act.

These laws prohibit business with certain embargoed countries, sanctioned persons, and restricted entities. As U.S. export policies evolve, particularly regarding technology manufacturing in Asia, we may face increased compliance costs or administrative burdens.

Item 1A. Risk Factors

An investment in our common stock involves risks. You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K, before deciding to invest in our common stock. The risks and uncertainties described below are not the only ones we face. If any of the following risks and uncertainties develop into actual events, our business, financial condition, results of operations and cash flows could be materially adversely affected. In that case, the price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Business and Industry

Changes to the U.S. Department of Education and the elimination, freezing or impoundment of federal funding have created significant budgetary uncertainty for our customers, which could materially adversely affect our liquidity, results of operations and financial condition.

A significant portion of our customers are public school districts, state education agencies, and higher education institutions whose budgets are heavily dependent on federal funding. Recent administrative actions by the federal government—specifically the U.S. Department of Education—have introduced substantial volatility into the education market. For example:

●	Freezing and Impoundment of Allocated Funds: There have been recent instances of the federal government withholding, delaying, or “impounding” congressionally appropriated funds. When federal allocation tables are withheld, state education agencies cannot distribute funds to local districts. This has forced many of our district customers to freeze their own discretionary spending, delay payments to vendors, or halt pilot programs indefinitely while they await clarity on their fiscal position.
●	Structural Reorganization and Dissolution Risks: Proposals to fundamentally restructure, downsize, or abolish the U.S. Department of Education create existential uncertainty for long-term funding streams. If federal education functions are transferred to other agencies (such as the Department of the Treasury or Department of Commerce) or converted entirely into block grants with fewer restrictions but potentially lower overall value, districts may prioritize personnel retention over technology investments.

●	Increased Scrutiny and Policy Divergence: The shift toward stricter federal oversight regarding the use of funds for specific curriculum content, diversity, equity, and inclusion (DEI) initiatives, or social-emotional learning (SEL) has led to heightened scrutiny of educational technology vendors, in general. Districts may pause procurement to ensure all vendor products comply with rapidly changing federal guidance to avoid clawback of funds.

As a result of this uncertainty, we have observed and may continue to experience extended sales cycles, the loss of sales, the reduction in the size of anticipated purchases and a lack of visibility or certainty into our anticipated revenue. In addition, any other reductions in government structure or spending, such as the elimination of the U.S. Department of Education, could result in a decrease in funds available to our customers for the purchase of our products. Further, there is ongoing uncertainty regarding the federal budget and federal spending levels, including the possible impacts of a failure to increase the “debt ceiling.” Any future shutdown of the federal government, failure to enact annual appropriations or continued disruption in our customers’ funding sources could have a material adverse impact on our liquidity, results of operations and financial condition.

We will require additional capital to fund our operations and growth, and such capital may not be available on favorable terms or at all.

We have historically relied on outside financing to fund our operations, capital expenditures and expansion. We expect that we will require additional capital from equity or debt financing in the near future to support our growth, fund our operations or to respond to competitive pressures or strategic opportunities. We may not be able to secure additional financing on favorable terms or at all.

Because we will likely need to raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our stockholders, including you, could suffer significant dilution in their percentage ownership of us, and any new securities that we issue could have rights, preferences and privileges senior to those of holders of our common stock. Any debt financing that we secure in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, including the ability to pay dividends. This may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms that are satisfactory to us, if and when required, our ability to grow or support our business and to respond to business challenges that we may face could be significantly limited.

We may not be able to grow revenue in the future or manage our growth effectively, which would adversely affect our business, operating results and financial condition.

Our consolidated revenue for the year ended December 31, 2025 decreased 27% as compared to the year ended December 31, 2024 and consolidated revenue for the year ended December 31, 2024 decreased 13% as compared to the year ended December 31, 2023. To grow revenue, we must continue to implement our operational plans and strategies and generate increased demand for our products.

The growth of our business may require significant additional resources, which may not scale in a cost-effective manner or may negatively affect the quality of our customers’ experience. We are also required to manage multiple relationships with customers and other third parties. Further growth of our operations, our information technology (“IT”) systems or our internal controls and procedures may not be adequate to support our operations. We will need to continue to improve our operational, financial and management controls and reporting systems and procedures. Failure to manage growth effectively could result in difficulties or delays in attracting new customers, declines in quality or customer satisfaction, increases in costs, difficulties in introducing or enhancing products and services, loss of customers, information security vulnerabilities or other operational difficulties, internal controls over financial reporting and procedures being inadequate to support our operations, any of which could adversely affect our business performance and operating results.

To remain competitive and stimulate demand, we must continue to develop new products, successfully manage frequent product introductions and transitions and adapt to rapid technological change and evolving industry standards.

To remain competitive in our industry, we must continually introduce new products and services, enhance existing products and services, and effectively stimulate customer demand for new and upgraded products. We cannot be sure that any new products or services will be widely accepted and purchased by our customers or that we will be able to successfully manage product introductions and transitions. Failure by our customers to accept our new products and services, or our failure to manage product introductions and transitions, could adversely affect our operating results.

As we develop new products, we may not be able to anticipate future market needs or be able to improve our products or platform or to develop new products, services or software enhancements to meet such needs on a timely basis, if at all. Our ability to successfully develop new products is also subject to the risk of future disruptive technologies. If new technologies emerge that deliver AR/VR learning tools at lower prices, more efficiently, more conveniently or more securely than ours, and if we fail to adopt such technologies or do so in a timely manner, our ability to compete effectively would be adversely affected.

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

Outside the United States, certain Chinese companies have produced replicas of our original edition hardware products that require specialty eyewear, which we no longer produce or sell in the United States. We have also found imitation products being sold at a small scale in the Middle East and Turkey. We are currently not aware of any other companies producing or selling solutions substantially similar to our products.

Other companies in the industry may develop products that are more directly competitive with ours. In addition, new entrants to the education technology market may introduce new or improved education technology solutions or platforms and technology-enabled services that are more compelling or widely accepted than ours. In addition, our customers may choose to continue using or to develop their own educational tools or training solutions in-house, rather than pay for our products.

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

Due to the size and nature of our arrangements with customers, one or a few customers have in the past and may in the future represent a substantial portion of our consolidated revenues and gross profits in any one year or over a period of several consecutive years. In 2025, our five largest customers accounted for approximately $4.1 million of revenue and our largest customer accounted for $1.9 million of revenue, representing approximately 15% and 7% of our total 2025 revenue, respectively. In 2024, our five largest customers accounted for $9.8 million of revenue and our largest customer accounted for $4.9 million of revenue, representing approximately 26% and 13% of our total 2024 revenue, respectively. We cannot predict whether any of these customers will have a significant downturn in funding, and whether any such downturn, or any loss of funding or delay in payment from any one of these customers resulting therefrom, would have a material adverse effect on our business, results of operations, cash flows and financial condition.

Substantial time and effort are typically required to make a sale.

A number of factors influence the time and effort required for us to make sales, including, for example, the purchasing approval processes of potential customers (which are typically public school districts with a large number of stakeholders involved in decision-making), the need to educate potential customers about the uses and benefits of our products, the discretionary nature of potential customers’ purchasing and budget cycles and fluctuations in the needs of potential customers. The recent changes in funding allocations and priorities from the U.S. Department of Education have exacerbated these challenges. These changes have created budgetary uncertainty for our customers, often resulting in extended evaluation periods, additional layers of required approval, or the freezing of funds previously earmarked for our category of products. Consequently, we may incur significant sales and marketing expenses and invest significant time and effort in anticipation of a sale that may never occur.

Our future revenues and operating results will be harmed if our customers do not renew their contracts with us, or if we are unable to expand sales to our existing customers.

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

Our business requires us to manage a large volume of inventory, including a large number of stock-keeping units (“SKUs”) stored at multiple sites globally. We depend on our forecasts of demand for, and popularity of, various products to make purchasing decisions and to manage our supply and inventory of SKUs. To assist in management of manufacturing operations and in order to minimize inventory costs, we forecast anticipated product sales to predict our inventory needs up to six months (and for certain select items, up to twelve months) in advance and enter into purchase orders on the basis of these forecasts, subject to limitations on the lead time of our product components and items with long lead times. We also maintain safety stock of long lead time items. If we overestimate our requirements, we and our contract manufacturers will have excess inventory, increasing our costs and the amount of our capital tied up in inventory. If we underestimate our requirements, we and our OEM partners and/or contract manufacturers may have inadequate components and materials inventory, which could interrupt, delay or prevent delivery of our products to our customers. The occurrence of any of these risks related to inventory and supply chain management could adversely affect our business, operating results and financial condition.

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

Another regional or global health pandemic, such as the COVID-19 pandemic, could severely affect our business, results of operations and financial condition.

Another regional or global health pandemic, depending upon its duration and severity, could have a material adverse effect on our business. For example, the COVID-19 pandemic had numerous effects on the global economy. Governmental authorities around the world implemented measures to reduce the spread of COVID-19 and these measures, including shutdowns and “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, adversely affected workforces, customers, consumer sentiment, economies and financial markets, and, along with decreased consumer spending, led to an economic downturn.

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

Risks Related to Financial and Accounting Matters

Our existing and future levels of indebtedness could adversely affect our financial health, ability to obtain financing in the future, and ability to fulfill our obligations under such indebtedness.

As of December 31, 2025, we had outstanding indebtedness in the aggregate principal amount of approximately $17.7 million with maturity dates ranging from 2026 through 2027. This level of indebtedness could:

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

In addition, the agreements governing our indebtedness contain, and any future debt instruments likely will contain, financial and operating covenants that limit our flexibility in operating our business. Our ability to comply with these covenants may be affected by events beyond our control, and we may be unable to satisfy them. A breach of any of these covenants could result in a default under the applicable debt instrument, which could cause all of our outstanding debt to become immediately due and payable. If our debt were to be accelerated, we may not have sufficient cash or be able to borrow sufficient funds to refinance the debt or repay it, which would have a material adverse effect on our business, financial condition and results of operations.

There is uncertainty regarding our ability to continue as a going concern.

Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2025, which stated that management has concluded that substantial doubt exists about our ability to continue as a going concern for one year after the date our consolidated financial statements are issued. As discussed in Note 1 to our consolidated financial statements, we have suffered recurring losses from operations, negative cash flows from operations, non-compliance with certain debt covenants and have a net working capital deficiency that raises substantial doubt about our ability to continue as a going concern. Further, we had an accumulated deficit of approximately $315.8 million as of December 31, 2025. To address our shortage of working capital necessary to fund our operations, management is developing a remediation plan that includes refinancing existing debt facilities and raising new sources of capital. As a result of the uncertainty regarding our ability to continue as a going concern, there is increased risk that you could lose the entire amount of your investment in us. The financial statements included in this report do not include any adjustments that might result from the outcome of this uncertainty.

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

Our quarterly and annual operating results have fluctuated in the past and are expected to fluctuate in the future. As a result, you should not rely upon our past quarterly and annual operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

●	our ability to generate revenues from our platform;
●	our ability to attract and retain customers;
●	our ability to recognize revenue or collect payments from customers or other third parties in a particular period;
●	the ability of our third-party partners to manufacture and deliver our hardware, including due to global supply chain issues;
●	fluctuations in spending by our customers due to availability of government funding and subsidies, episodic regional or global events, or other factors;
●	changes to our platform or the development and introduction of new products or services by our competitors;
●	changes in local, state or federal regulations regarding education, particularly the introduction of limitations on education products or topics for the K-12 school population, including, for example, Florida’s Parental Rights in Education bill, which became effective as of July 1, 2022;
●	system failures, disruptions, breaches of security or privacy, whether on our platform or on those of third parties, and the costs associated with any such breaches and remediation;
●	negative publicity associated with our products;
●	health epidemics, such as the COVID-19 pandemic, influenza, and other highly communicable diseases or viruses;
●	the timing of incurring additional expenses, such as increases in sales and marketing or research and development expenses;
●	adverse litigation judgments, settlements or other litigation-related costs;
●	other changes in the legislative or regulatory environment, including with respect to education standards and privacy and cybersecurity, or actions by governments or regulators, including fines, orders or consent decrees;

●	changes in United States generally accepted accounting principles; and
●	changes in domestic and global business and macroeconomic conditions, including as a result of increasing interest rates, inflation, instability in the global banking system, and global unrest, including the wars in the Middle East and Ukraine.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of our financial statements for the years ended December 31, 2024 and 2025, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, we identified five material weaknesses related to: (1) lack of segregation of duties; (2) certain information technology general controls, including controls over the review of user access roles and administrative access; (3) account reconciliations and cutoff; (4) analysis of significant and unusual transactions; and (5) lack of a formal risk assessment policy for entity-level controls.

During the fiscal year ended December 31, 2025, management successfully remediated two of these five material weaknesses. The material weakness related to information technology general controls was remediated through the implementation of formalized user access review and recertification processes, restriction of administrative access, and quarterly access recertification cycles that operated effectively throughout fiscal year 2025. The material weakness related to the analysis of significant and unusual transactions was remediated through the establishment of formal policies and procedures for identifying and evaluating non-routine transactions, management review and sign-off controls, and quarterly identification checklists that operated effectively across multiple quarterly close cycles during fiscal year 2025. As of December 31, 2025, three material weaknesses remain outstanding:

●	lack of segregation of duties;
●	account reconciliations and cutoff; and
●	lack of a formal risk assessment policy for entity-level controls.

Due to the nature of the remediation process and the need to allow adequate time after implementation to evaluate and test the effectiveness of the controls, no assurance can be given as to the timing or cost of full remediation. The material weaknesses will be considered fully remediated when, in the opinion of our management, the revised control processes have been operating for a sufficient period of time and have been tested for operating effectiveness.

If we are unable to successfully remediate our existing or any future material weaknesses in our internal control over financial reporting, or if we identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, and our stock price may decline as a result. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to capital markets. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our products to new and existing customers.

We have a history of net losses. We expect to continue to experience net losses in the future, and we may not achieve profitability. If we do not achieve profitability, our business, financial condition and operating results will be adversely affected.

We have experienced significant net losses since we began operations in 2014, including a net loss of approximately $25.4 million for the year ended December 31, 2025 and approximately $20.8 million for the year ended December 31, 2024. We have an accumulated deficit of $315.8 million and a total stockholders’ deficit of $22.5 million as of December 31, 2025. We anticipate that our operating expenses will increase in the foreseeable future as we continue to invest in acquiring additional customers, expanding our platform and operations, hiring additional employees, developing and enhancing our platform and application and solutions offerings, marketing and sales, and enhancing our infrastructure. Our expansion efforts may prove more expensive than we anticipate, and we may not succeed in increasing our revenues sufficiently to offset these higher expenses. Given the significant operating and capital expenditures associated with our business, we expect to continue to incur net losses for the foreseeable future and cannot assure you that we will be able to achieve profitability.

Our business is subject to seasonal sales fluctuations which could result in volatility in our operating results, some of which may not be immediately reflected in our financial position and results of operations.

Our business may be affected by the general seasonal trends common to the education markets. These include but are not limited to increased new subscriptions and expansions to existing subscriptions in connection with annual budgetary decisions made at the local, state and governmental level.

This seasonality may adversely affect our business and cause our results of operations to fluctuate.

Our ability to use our United States federal and state net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

As of December 31, 2025, we had United States federal net operating loss (“NOL”) carryforwards of approximately $219.8 million and state NOL carryforwards of approximately $176.9 million after Section 382 limitations. Under the 2017 Tax Cuts and Jobs Act (the “Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act, unused United States federal NOLs generated in tax years beginning after December 31, 2017, will not expire and may be carried forward indefinitely, but the deductibility of such federal NOLs in taxable years beginning after December 31, 2020 is limited to 80% of current year taxable income. NOLs arising in taxable years ending before 2018 are generally limited to a 20-year carryforward period.

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

Risks Related to Legal and Regulatory Matters

We have been, and expect to continue to be, adversely affected by changes in U.S. and international trade policies, as well as ongoing uncertainty regarding the current administration’s trade agenda.

Our reliance on international suppliers subjects us to significant risks related to U.S. and international trade policy. The current presidential administration has pursued protectionist trade policies and has frequently utilized executive authority to impose significant tariffs and trade restrictions, particularly on imports from China and Mexico. These actions have materialized into higher costs for our imported components and have disrupted our logistics and supply chain.

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

Failure to comply with applicable laws and regulations, including export controls, anti-corruption, and education-specific data privacy regulations, could subject us to significant liability and adversely affect our business.

We operate in a highly regulated environment subject to U.S. export controls (EAR), economic sanctions (OFAC), and anti-corruption laws (including the FCPA and UK Bribery Act). Because we rely heavily on third-party distributors and agents to conduct business internationally, we face increased risk of liability for their actions; we may be held responsible for corrupt or illegal activities by these partners even if we do not explicitly authorize them. Violations of these laws could result in criminal penalties, loss of export privileges, and severe fines.

Simultaneously, as a provider to the education sector, we are subject to stringent regulations regarding the collection and security of student personally identifiable information. This includes evolving compliance requirements in the U.S. (at both federal and state levels) and the EU. Any failure by us or our third-party partners to comply with these complex trade, anti-corruption, or student privacy laws could result in government investigations, litigation, significant financial penalties, and reputational damage that would materially adversely affect our results of operations.

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

We collect, store, use and otherwise process data, some of which contains personal information about our employees, customers and business partners, including contact details, network details, and location data. Therefore, we are or may become subject to United States (federal, state, local) and foreign laws and regulations regarding data privacy and security and the processing of personal information and other data from customers, end users or business partners. The regulatory framework for privacy, information security, data protection and processing worldwide and interpretations of existing laws and regulations is likely to continue to be uncertain and current or future legislation or regulations in the United States and other jurisdictions, or new interpretations of existing laws and regulations, could significantly restrict or impose conditions on our ability to process data we use in our business operations, which could affect our operating results.

We are and could continue to be involved in legal disputes that are expensive and time consuming, and, if resolved adversely, could harm our business, operating results and financial condition.

From time to time, we may be involved in actual and threatened legal proceedings, claims, investigations and government inquiries arising in the ordinary course of our business. We are currently involved in litigation with EdtechX Holdings Acquisition Corp. II related to a failed merger with a special purpose acquisition company. While we believe that the claims asserted against us are without merit and intend to defend ourselves vigorously, litigation is inherently unpredictable. Any proceedings, claims or inquiries involving our company, whether successful or not, may be time consuming, result in costly litigation, unfavorable outcomes or increased costs of business, require us to change our business practices or platform, require a significant amount of management’s time or may harm our reputation or otherwise harm our business, operating results, and financial condition.

In addition, companies in the Internet, technology and education industries typically own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and grow our business and platform offerings, the possibility of receiving a larger number of intellectual property claims against us grows. In addition, various “non-practicing entities” that own patents and other intellectual property rights may in the future attempt to assert intellectual property claims against us to extract value through licensing or other settlements.

From time to time, we receive letters from patent holders alleging that our platform infringes on their patent rights and from trademark holders alleging infringement of their trademark rights. We also receive letters from holders of copyrighted content alleging infringement of their intellectual property rights. Our technologies and content, including the content that partners may create for use on our platform, may not be able to withstand such third-party claims, and could have a material adverse effect on our business. We may have to seek a license to continue using technologies or engaging in practices found to be in violation of a third-party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses (for example, by being required to pay significant royalties in connection with such licenses). A license to continue using such technologies or practices may not be available to us at all and we may be required to discontinue use of such technologies or practices or to develop alternative non-infringing technologies or practices. The development of alternative non-infringing technologies or practices could require significant effort and expense or may not be achievable at all. Our business, operating results and financial condition could be harmed as a result

The obligations associated with operating as a public company will require significant resources and management attention and will cause us to incur additional expenses, which will adversely affect our results of operations.

Following our initial public offering, our expenses increased as a result of the additional accounting, legal and various other additional expenses usually associated with operating as a public company and complying with public company disclosure obligations. We are required to comply with certain requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and other applicable securities rules and regulations. The Exchange Act requires, among other things, us to file annual, quarterly, and current reports with respect to our business and operating results with the Securities and Exchange Commission (“SEC”). We are also required to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased demand on our systems and resources. As a public company, we are required to, among other things:

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

We rely on trademark, copyright, patent, trade secret, and domain name protection and other intellectual property laws, to protect our proprietary rights. In the United States and internationally, we have filed various applications for protection of certain aspects of our intellectual property, and we currently hold issued patents and copyrights in the United States and foreign jurisdictions, and trademark registrations in the United States and other foreign countries. Third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and pending and future applications covering our intellectual property rights may not be issued.

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

The failure of our IT systems or a security breach involving customer, student or employee personal data, and the remediation of any such failure or breach, could materially impact our reputation and adversely affect our business, results of operations or financial condition.

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

Any security breach of our IT systems or those of our IT service providers could result in disruptions to our operations. To the extent that such a breach results in a loss or damage to our data, or an inappropriate disclosure of confidential or personal information, it could cause significant damage to our reputation, affect our relationships, lead to claims against us and ultimately materially adversely affect our business, results of operations or financial condition. In addition, since our customers consists largely of educational institutions, maintaining the trust of schools, parents, and students is critical. Consequently, any breach involving student information would likely result in disproportionate reputational damage compared to other types of corporate breaches.

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

Risks Related to our Common Stock

If our common stock fails to comply with the continued listing requirements of the Nasdaq Capital Market, we would face possible delisting, which would result in a limited public market for our common stock and make obtaining future debt or equity financing more difficult for us.

Companies listed on Nasdaq are subject to delisting for, among other things, failure to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days or failure to maintain a minimum market value of listed securities (“MVLS”) of at least $35,000,000. As previously reported, on November 25, 2025, we received a letter from Nasdaq indicating that the MVLS of our common stock was below $35 million for the previous 30 consecutive business days. In addition, on December 11, 2025, we received another letter from Nasdaq notifying us that the closing bid price of our common stock was below $1.00 for the previous 30 consecutive business days.

Neither of the letters from Nasdaq have an immediate effect on the listing or trading of our common stock on Nasdaq. In accordance with Nasdaq’s listing rules, we have a period of 180 calendar days, or until May 26, 2026, to regain compliance with the MVLS requirement and a period of 180 calendar days, or until June 9, 2026, to regain compliance with the bid price requirement. To regain compliance with the MVLS requirement, the MVLS of our common stock must close at $35 million or more for a minimum of 10 consecutive business days during this compliance period, unless Nasdaq exercises its discretion to require a longer period. To regain compliance with the bid price requirement, the minimum bid price of our common stock must be $1.00 or more for a minimum of 10 consecutive business days during this compliance period, unless Nasdaq exercises its discretion to require a longer period.

If we do not regain compliance within either of the prescribed periods, Nasdaq will provide written notification that our securities are subject to delisting. We may then appeal the determination to a Hearings Panel pursuant to Nasdaq Listing Rule 5815(a), but there can be no assurance that Nasdaq would grant our request for approval of its compliance plan.

If we cannot comply with the Nasdaq Listing Rules either now or in the future, our common stock would be subject to delisting and would likely trade on the over-the-counter market. If our common stock were to trade on the over-the-counter market, selling shares of our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts’ coverage of us may be reduced. In addition, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in shares of our common stock, further limiting the liquidity of our common stock. As a result, the market price of our common stock may be depressed, and you may find it more difficult to sell shares of our common stock. Such delisting from Nasdaq and continued or further declines in our stock price could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

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

Currently, dSpace, bSpace and Fiza control a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Listing Rules. Under the Nasdaq Listing Rules, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

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

Our second amended and restated certificate of incorporation (our “Charter”) and second amended and restated bylaws (our “Bylaws”) include anti-takeover provisions, which may have the effect of delaying or preventing a merger, acquisition or other change of control of us that our stockholders may consider favorable. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, the Charter and Bylaws include provisions that:

●	require super-majority voting to amend provisions in the Charter and Bylaws;
●	provide that stockholders holding more than 40% of our voting securities will be entitled to nominate two persons for election to our board of directors and stockholders holding 40% or less but more than 25% of our voting securities will be entitled to nominate one person for election to our board of directors;
●	provides that our board of directors will be classified, such that the initial term of our independent directors will expire at our first annual meeting of stockholders to be held in 2025 and the initial term of our non-independent directors will expire at our second annual meeting of stockholders to be held in 2026;
●	provide that only a majority of our board of directors, the chairman of our board of directors, our chief executive officer, our President or stockholders collectively holding more than 30% of our voting securities will be authorized to call a special meeting of stockholders;
●	do not provide for cumulative voting;

●	provide that directors may only be removed “for cause” and only with the approval of two-thirds of our stockholders entitled to vote at an election of directors;
●	provide that our board of directors is expressly authorized to make, alter, or repeal our bylaws, subject to Delaware General Corporation Law (“DGCL”) requirements; and
●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor titled “Any interruptions in our operations due to cyberattacks or to our failure to maintain adequate security and supporting infrastructure as we scale, could damage our reputation, business, operating results, and financial condition.” in the section entitled “Item 1A. Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Item 2. Properties

We maintain our current principal office at 55 Nicholson Lane, San Jose, CA 95134. The San Jose office is comprised of 6,464 square feet of office space in a multi-tenant building under a multi-year lease that expires in October 2027.

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

On May 16, 2022, we entered into a merger agreement (the “EdtechX Merger Agreement”) with EdtechX Holdings Acquisition Corp II (“EdtechX”), a Special Purpose Acquisition Company (“SPAC”). The Original Merger Agreement with Edtech was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing. Trial has been set for January 20, 2027. The Company believes this lawsuit is without merit and intends to vigorously defend itself against these allegations. See Note 11 (Commitments and Contingencies) of the consolidated financial statements, for additional information.

On February 9, 2026, Jiangxi Kmax Industrial Co., Ltd. (“KMax”) filed a complaint against zSpace in the United States District Court for the Northern District of California. The complaint arises from a Software Resale License Agreement, dated July 24, 2019, and alleges breach of contract related to unpaid revenue share invoices totaling $557,940 plus interest. We have recorded an account payable of $0.6 million as of December 31, 2025 in connection with this matter, however, we intend to assert counterclaims. Our response to the complaint is due April 20, 2026.

On March 11, 2026, Kmax filed a second complaint against the Company and certain of its current and former officers in the U.S. District Court for the Southern District of New York. The complaint alleges violations of federal securities laws as well as various state common law claims. The allegations arise from Kmax's $15 million investment in the Company’s pre-IPO private placement financings between 2017 and 2019. Kmax seeks compensatory and rescissory damages, interest, and costs. The Company believes the claims are without merit and intends to defend itself vigorously against these allegations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is listed on the Nasdaq Capital Market ® (“Nasdaq”) under the symbol “ZSPC” and began trading on December 5, 2024. Prior to that date, there was no public trading market for our common stock. On January 31, 2026, there were 208 holders of record of our common stock. The actual number of holders of our common stock is greater than the number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or by other nominees. The number of holders of record presented here also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Equity Securities

Other than those previously disclosed in our Current Reports on Form 8-K and/or Quarterly Reports on Form 10-Q, each as filed with the SEC, there have been no unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K.

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

In this discussion, we use certain non-GAAP financial measures. Explanation of these non-GAAP financial measures and reconciliation to the most directly comparable accounting principles generally accepted in the United States of America (“GAAP”) financial measures are included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations. Investors should not consider non-GAAP financial measures in isolation or as substitutes for financial information presented in compliance with GAAP.

Overview

We are a leading provider of augmented and virtual reality educational technology products, focusing primarily on United States K-12 schools, the Career and Technical Education sector, and select international markets. Our proprietary hardware and software platform delivers interactive, stereoscopic three-dimensional (3D) learning experiences without the need for VR goggles or specialty glasses. We generate revenue through the sale of our hardware (such as our Inspire and Imagine laptops and tracked styluses), and software licenses for STEM and CTE applications, and implementation and professional development services.

For the year ended December 31, 2025, our total revenue decreased by 27% to $27.9 million, primarily driven by a decline in hardware revenues. Our operations and financial results in 2025 were significantly impacted by shifts in government spending. Actions by the federal government in early 2025—specifically freezing and delaying U.S. Department of Education grants and funds—created severe budgetary uncertainty for our public school district customers. This forced many districts to freeze discretionary spending, resulting in extended sales cycles, decreased capital expenditures, and a decline in our revenue from this sector.

We expect that our future results will continue to be sensitive to the cyclical nature of state and federal education budgets. In this context, we are focused on scaling execution across a carefully selected set of growth vectors. These include:

●	Targeted software growth via additional application acquisition. We intend to pursue additional software applications in order to increase the growth of our software offerings. Such acquisitions, if completed, are intended to be accretive to earnings and materially increase our software revenue.
●	Continued Focus in the United States education market. We expect to continue to drive growth by expanding use cases and introducing new applications within the United States. We are particularly focused on acquiring and retaining both K-12 and CTE users while expanding our sales with our Inspire products. With our large content library and pioneering AR/VR capabilities, we pride ourselves on our ability to deliver value across the education landscape including K-12 schools, community colleges, technical colleges and trade colleges. Going forward, we plan to continue to expand our content library and platform to address the needs of our current and future customers.

As of December 31, 2025 and 2024, we had an accumulated deficit of $316.3 million and $290.4 million, respectively. Our net losses were $25.9 million and $20.8 million for the years ended December 31, 2025 and 2024, respectively. A portion of our net losses in the years ended December 31, 2025 and 2024 related to $7.6 million and $7.7 million, respectively, in stock compensation and RSU expense from RSUs and options issued during the period.

As of December 31, 2025 and 2024, we had cash and cash equivalents of $1.0 million and $4.9 million, respectively. In the years ended December 31, 2025 and 2024, we raised $22.6 million and $18.5 million, respectively, for an aggregate of $41.1 million through debt and financing arrangements, including the $5.6 million of net proceeds from our equity line, $7.5 million of net proceeds from our initial public offering (“the IPO”), $9.3 million under loan and security agreements with Fiza, $18.0 million in convertible notes and $10.6 million in other debt issuances. In May 2024 and June 2024, we entered into multiple loan agreements from an existing lender to borrow a total of $3.5 million secured by certain of our assets. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing and uncertainties frequently encountered by companies in the technology industry are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 (Description of Business and Basis of Presentation) to our consolidated financial statements for the year ended December 31, 2025 included elsewhere in this Annual Report on Form 10-K for additional information on our assessment.

Our Business Model

We generate revenue by selling software to customers, selling our products, including our flagship product, the Inspire laptop, and by providing services to customers from our professional development team. We are focused on driving substantial annual growth in software applications revenue and product revenue while maintaining modest growth in services revenue.

Hardware Product Revenue

Our platform is designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is Inspire, our latest laptop product built in partnership with a major PC OEM. Hardware product revenue accounted for between 51% and 58% of our total revenue for the years ended December 31, 2025 and 2024.

Software Applications Revenue

We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for between 34% and 38% of our total revenue for the years ended December 31, 2025 and 2024. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

We typically invoice our customers annually in advance of providing software and services. Software sales consist of licenses of our functional intellectual property that are materially satisfied at a point in time when key codes are provided to allow customers to access the software. In transactions where a third-party is involved in providing software licenses to a customer, we recognize the revenue from the third-party ratably over-time on a straight-line basis.

Services Revenue

Our services are a “turn-key” solution that aids customers with configuring purchased products with software and license keys specific to the customer’s use. This service allows the applicable school to quickly get started with an out-of-the-box ready system. We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one-and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for between 9% and 11% of our total revenue for the years ended December 31, 2025 and 2024.

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

	Year Ended December 31,
(in thousands)	2025	2024
Bookings	$26,087	$39,265

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 41% and 37% of our total United States bookings for the years ended December 31, 2025 and 2024, respectively, while K-12 bookings accounted for approximately 59% and 63% of our total United States bookings for the years ended December 31, 2025 and 2024, respectively.

Subsequent to fiscal year 2024, we experienced significant cancellations ("debooks") of previously reported customer commitments that affect full year bookings performance. These debooks, totaling $1.7 for the year ended December 31, 2024, primarily occurred in the last three quarters of fiscal year 2024. The primary factors contributing to these debooks were customer financial constraints.

Management believes the disclosure of these material debooks provides investors with important context for evaluating business performance. While we do not routinely adjust previously reported bookings figures for normal course cancellations, the magnitude of these debooks was deemed material enough to warrant specific disclosure in this Annual Report on Form 10-K.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 15% of our total bookings for each year ended December 31, 2025 and 2024.

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

The above aspects of software revenue are captured in the annualized contract value (“ACV”) and net dollar revenue retention rate (“NDRR”) metrics described below under “Retention and Expansion of Customers.” We believe that these annualized measures provide important context to understanding the strength and growth of our software license revenue. We expect to accelerate the transition of our revenue mix to software from hardware through continued improvement in renewing revenue from the retention and expansion of our customers.

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

To monitor our ability to retain and grow our customer base for our software we monitor the ACV of active software licenses, with particular attention to customers with at least $50,000 in ACV. Our ACV for the year ended December 31, 2025 and December 31, 2024 was approximately $9.9 million and $11.3 million, respectively. We calculate our Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar-Based Retention Rate. For the years ended December 31, 2025 and December 31, 2024, our NDRR on customers with at least $50,000 of ACV was 71% and 92%, respectively.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as GAAP net loss adjusted for interest expense, depreciation and amortization expense, stock-based compensation, loss on change in fair value of convertible debt, loss on debt extinguishment and income tax expense. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Year Ended December 31,
	2025	2024
GAAP Net Loss	$(25,388)	$(20,823)
Add back (deduct):
Interest expense	1,478	2,815
Depreciation and amortization	10	12
Income tax expense	14	34
Stock-based compensation	7,120	7,735
Loss on change in fair value of convertible debt	1,945	—
Loss on extinguishment of debt	—	359
Adjusted EBITDA	$(14,821)	$(9,868)

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

Strategic PC OEM Partnerships

Prior to our most recent laptop product, Inspire, we worked exclusively with tier-one Original Development Manufacturers (“ODMs”) to manufacture our products. In 2021, we made the strategic decision to partner with a major PC OEM, working together to build Inspire, a proprietary laptop product, which allowed us to leverage the OEM’s supply chain network and volumes. As of December 31, 2025, approximately 21,700 Inspires have been shipped under our agreement with this PC OEM. Our master agreement with our PC OEM partner is subject to an initial one-year term, with automatic renewal for subsequent one-year terms. Either party is permitted to terminate the agreement upon written notice delivered to the other party not later than three months prior to the expiration of the applicable term. During 2023, we entered into an agreement with another PC OEM for the manufacture of an additional laptop product. If either PC OEM decided to discontinue their relationship with us, our business could be materially and adversely impacted. We also rely upon one third-party partner located in China to manufacture our stylus. If our manufacturing partners that we rely upon decide to discontinue their relationship with us and we are unable to replace such parties on similar terms or at all, our business could be materially and adversely impacted.

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

Other operating expenses — Other operating expenses consist of offering costs incurred as part of the terminated EdtechX Merger Agreement that were initially deferred but then expensed upon termination of the EdtechX Merger Agreement. We incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to remediating our material weaknesses and compliance and reporting obligations, and increased expenses for insurance, investor relations and professional services. In addition, we expect that our selling, general and administrative expenses will increase in absolute dollars as our business grows.

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

Results of Operations

The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	$14,208	$21,991	$(7,783)	(35)%
Software	10,558	12,857	(2,299)	(18)%
Services	3,092	3,250	(158)	(5)%
Total Revenues	27,858	38,098	(10,240)	(27)%
Cost of goods sold(1)	14,597	22,529	(7,932)	(35)%
Gross profit	13,261	15,569	(2,308)	(15)%
Operating expenses:
Research and development(1)	5,298	4,893	405	8%
Selling and marketing(1)	16,232	15,915	317	2%
General and administrative(1)	13,872	12,419	1,453	12%
Total operating expenses	35,402	33,227	2,175	7%
Loss from operations	(22,141)	(17,658)	(4,483)	25%
Other (expense) income:
Interest expense	(1,478)	(2,815)	1,337	(47)%
Other income (expense), net	190	43	147	341%
Loss on extinguishment of debt	—	(359)	359	(100)%
Loss on change in fair value of convertible debt	(1,945)	—	(1,945)	N/A %
Loss before income taxes	(25,374)	(20,789)	(4,585)	22%
Income tax expense	14	34	(20)	(59)%
Net loss	$(25,388)	$(20,823)	$(4,565)	22%
(1)	Includes stock-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2025	2024

Cost of goods sold	$77	$130
Research and development	388	802
Sales and marketing	2,122	2,808
General and administrative	4,533	3,995
Total stock-based compensation expense	$7,120	$7,735

Revenue

	Year Ended December 31,		Change
(in thousands)	2025	2024	$	%
Revenues:
Hardware	$14,208	$21,991	$(7,783)	(35)%
Software	10,558	12,857	(2,299)	(18)%
Services	3,092	3,250	(158)	(5)%
Total Revenues	$27,858	$38,098	$(10,240)	(27)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$9,917	$11,257	$(1,340)	(12)%
Net Dollar Retention Rate (NDRR)	71%	92%	(21)%

Total revenue decreased by $10.2 million, or 27%, to $27.9 million for the year ended December 31, 2025, from $38.1 million for the year ended December 31, 2024. This decrease in revenue was primarily attributable to lower hardware revenues and uncertainty in the Company’s K-12 end-user markets where funding sources have been disruptive, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $7.8 million or 35%, to $14.2 million for the year ended December 31, 2025, from $22.0 million for the year ended December 31, 2024. The decrease in hardware revenue was primarily attributable to tariff and trade policy uncertainty, as well as uncertainty in federal funding sources for education available to our K-12 segment customers, and the resulting impact on laptop shipments, during the year ended December 31, 2025.The decrease in hardware revenue is primarily attributable to constraint of available working capital to fund hardware purchases to fulfill order backlog. For the years ended December 31, 2025 and 2024, hardware revenue as a percentage of total revenue is 51% and 58%, respectively.

Software revenue decreased by $2.3 million or 18%, to $10.6 million for the year ended December 31, 2025, from $12.9 million for the year ended December 31, 2024. Notwithstanding adverse factors affecting hardware shipments, and software content purchased on new unit deployments, retention of existing software licenses revenue, and increases in the sales price of software, generated an improvement in software revenue relative to the decline in hardware revenue. The decrease in revenue is attributable to third-party annual software sales. For the years ended December 31, 2025 and 2024, software revenue as a percentage of total revenue is 38% and 34%, respectively.

Our key retention metrics are as follows: (1) ACV for the year ended December 31, 2025 decreased to $9.9 million as compared to the year ended December 31, 2024 of $11.3 million and (2) NDRR for the trailing twelve-month period ended December 31, 2025 was 71% and for December 31, 2024 was 92%.

Service revenue decreased by $0.2 million or 5%, to $3.1 million for the year ended December 31, 2025, from $3.3 million for the year ended December 31, 2024. The decrease in revenue is attributable to decreased sales of extended warranty and technology support services. For the years ended December 31, 2025 and 2024, services revenue as a percentage of total revenue is 11% and 9%, respectively.

	Year Ended December 31,		Change
(in thousands)	2025	2024	$	%
Cost of goods sold:
Hardware	$9,374	$15,950	$(6,576)	(41)%
Software	3,097	5,025	(1,928)	(38)%
Services	1,944	1,152	792	69%
Excess and obsolete	182	402	(220)	(55)%
Total cost of goods sold	$14,597	$22,529	$(7,932)	(35)%

For the year ended December 31, 2025, total cost of goods sold decreased by $7.9 million, or 35%, to $14.6 million as compared to $22.5 million for the year ended December 31, 2024. This decrease was primarily attributable to reduced hardware costs of $6.6 million due to fewer shipments of Inspire units, a decrease in software costs of $1.9 million and a decrease in excess and obsolete inventory of $0.2 million, partially offset by an increase in service cost of $0.8 million. For the years ended December 31, 2025 and 2024, gross margin is 48% and 41%, respectively.

Cost of hardware sold decreased by $6.6 million, or 41%, to $9.4 million for the year ended December 31, 2025, from $16.0 million for the year ended December 31, 2024. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops, as well as reductions in the bill of materials costs of the new Inspire 2 laptop relative to the Inspire 1 model which was sold during the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, hardware gross margin is 34% and 27%, respectively.

Cost of software sold decreased by $1.9 million or 38%, to $3.1 million for the year ended December 31, 2025, from $5.0 million for the year ended December 31, 2024. The decrease in cost of software sold corresponded to decreased sales of third party point-in-time software and overall software application sales. The decrease in third-party point-in-time software costs was also related to success in acquiring software applications on which the company formerly incurred revenue share. For the years ended December 31, 2025 and 2024, software gross margin is 71% and 61%, respectively.

Cost of services sold increased by $0.8 million or 69%, to $1.9 million for the year ended December 31, 2025, from $1.2 million for the year ended December 31, 2024. The increase in cost of services sold is attributable to purchases of extended warranty contracts and increased delivery costs for sales of Inspire laptops and technology support services, respectively. For the years ended December 31, 2025 and 2024, services gross margin is 37% and 65%, respectively.

Excess and obsolete write-downs decreased by $0.2 million or 55% to $0.2 million for the year ended December 31, 2025, from $0.4 million for the year ended December 31, 2024. The decrease was attributable to the write-off of inventory costs in the year ending December 31, 2024.

	Year Ended December 31,		Change
(in thousands)	2025	2024	$	%
Operating Expenses:
Research and development	$5,298	$4,893	$405	8%
Selling and marketing	16,232	15,915	317	2%
General and administrative	13,872	12,419	1,453	12%
Total operating expenses	$35,402	$33,227	$2,175	7%

For the year ended December 31, 2025, total operating expenses increased by $2.2 million, or 7%, to $35.4 million, from $33.2 million for the year ended December 31, 2024. The increase in expenses was primarily attributable to increased costs in personnel.

Research and development expenses increased by $0.4 million or 8%, to $5.3 million for the year ended December 31, 2025, from $4.9 million for the year ended December 31, 2024. The increase in expenses was primarily attributable to an increase in compensation costs resulting from higher headcount, as well as expanded R&D project activities including new product development and outside services.

Selling and marketing expenses increased by $0.3 million or 2%, to $16.2 million for the year ended December 31, 2025, from $15.9 million for the year ended December 31, 2024. The increase in expenses was primarily attributable to increased headcount and compensation expense partially offset by a decrease in stock-based compensation expense of $0.7 million due to grants to employees in March 2024.

General and administrative expenses increased by $1.5 million or 12%, to $13.9 million for the year ended December 31, 2025, from $12.4 million for the year ended December 31, 2024. The increase in expenses was primarily attributable to increased costs in personnel and professional expenses in 2025 related to being a public company and a $0.5 million increase in stock compensation expenses due to grants to employees in April 2025.

Interest Expense

	Year Ended
	December 31,		Change
(in thousands)	2025	2024	$	%
Interest expense	$(1,478)	$(2,815)	$1,337	(47)%

For the year ended December 31, 2025, interest expense decreased by $1.3 million, or 47%, to $1.5 million, from $2.8 million for the year ended December 31, 2024. The decrease in interest expense was attributable to the convertible loans converted into our common stock as part of the IPO in December 2024 and a lower interest rate on the convertible debt entered into in April 2025 compared to the debt paid off with a portion of the proceeds from the convertible debt.

Income Tax Expense

The decrease in income tax expense for the year ended December 31, 2025 was immaterial. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2025 and 2024 was 0.1% and 0.1%, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year ended December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(17,969)	$(8,874)
Net cash used in investing activities	$(26)	$(13)
Net cash provided by financing activities	$14,382	$10,482

Operating Activities

For the year ended December 31, 2025, our operating activities used cash of $18.0 million, primarily due to our net loss of $25.9 million and the changes in our operating assets and liabilities of $2.0 million, partially offset by adjustments for non-cash charges, including stock-based compensation expense of $7.1 million, the change in fair value of convertible debt of $1.9 million, issuance of restricted stock units of $0.5 million, provision for excess and obsolete inventory of $0.2 million, and non-cash amortization of other debt discount of $0.1 million. The change in our operating assets and liabilities was primarily the result of an increase in prepaid and other assets of $0.5 million and a decrease in accounts payable of $1.6 million, accrued expenses of $1.6 million and deferred revenue of $1.4 million, partially offset by a decrease in accounts receivable of $1.6 million and inventory of $0.7 million and an increase in accrued interest of $0.8 million.

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

Investing Activities

For the years ended December 31, 2025 and December 31, 2024, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the year ended December 31, 2025, net cash provided by financing activities was $14.4 million primarily due to proceeds from convertible debt of $13.0 million, other debt issuances of $4.0 million, proceeds from issuance of common stock from equity line-of-credit of $5.6 million, and proceeds from exercise of stock options of $0.2 million partially offset by repayment of other debt issuances of $7.2 million, and fees paid for debt issuance of $0.1 million.

For the year ended December 31, 2024, net cash provided by financing activities was $10.5 million primarily due to proceeds from initial public offering of $10.0 million, convertible notes of $5.0 million, and other debt issuances of $3.5 million partially offset by repayment of other debt issuances of $5.7 million, and fees paid for deferred offering costs of $2.5 million.

Liquidity and Capital Resources

For the years ended December 31, 2025 and 2024, we incurred net losses of $25.9 million and $20.8 million, respectively, and incurred negative cash flows from operations of $18.0 million and $8.9 million, respectively. We had combined cash and cash equivalents of $1.0 million and $4.9 million as of December 31, 2025 and December 31, 2024, respectively. We have incurred operating losses and negative cash flows from operations since inception. In January 2026, we entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell to the institutional investor shares of the Company’s Series P Preferred Stock, and five-year warrants, that provided us initially with $3.0 million in financing. In addition, on March 16, 2026, we issued an additional senior secured convertible note to an institutional investor pursuant to a securities purchase agreement dated April 10, 2025, which provided us with an additional $4.0 million in financing. See Note 15 (Subsequent Events) of the consolidated financial statements for more information.

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

Issuance of Common Stock

On December 6, 2024, we completed our IPO of 2.2 million shares of common stock at a price of $5.00 per share, which included 0.3 million shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts and commissions of $0.8 million and offering expenses of $2.5 million, we received net proceeds from the IPO of $7.5 million. In connection with the IPO, 4.0 million outstanding shares of preferred stock were converted into 18.7 million shares of common stock. See Note 1 (Description of Business and Basis of Presentation) and Note 6 (Temporary Redeemable Preferred Stock and Stockholders’ Equity) for more information.

Series P Preferred Stock Agreements

On January 23, 2026, the Company entered into a Securities Purchase Agreement with an institutional investor for the issuance and sale of Series P Convertible Preferred Stock (the "Series P Preferred Stock") and five-year warrants to purchase common stock. At the initial closing held on January 27, 2026, the investor purchased 1,500,000 shares of Series P Preferred Stock and warrants to purchase 1,000,000 shares of common stock for an aggregate purchase price of $3,000,000. The initial purchase price per share of Series P Preferred Stock was $2.00. The initial exercise price for the warrants is $3.00 per share, subject to standard and customary adjustments. The Series P Preferred Stock entitles holders to cumulative dividends at an annual rate of 18%, payable in additional shares of Series P Preferred Stock, and feature a liquidation preference equal to the stated value plus accrued dividends. Under the terms of the agreement, the Company and the purchaser may mutually agree to additional closings within one year, up to a total aggregate limit of $10.0 million for all cumulative purchases.

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in January 2026, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of December 31, 2025, we had approximately $10.4 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2026.

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

We re-evaluate our estimates on an ongoing basis. For information on our significant accounting policies, refer to Note 2 — Summary of Significant Accounting Policies to our consolidated financial statements contained elsewhere in this report.

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

For contracts with multiple performance obligations, the transaction price is allocated based on standalone selling prices (“SSP”), with list prices typically used for most items. For post-contract support services (“PCS”) significant judgement is involved based on factors such as specific services offered, business models and operational efficiency. The Company regularly reassesses this estimate as changes could materially impact revenue recognition timing and amounts.

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

For the recent convertible note described in Note 5 (Debt and Related Party Debt), we elected the fair value option under accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”) measuring the entire instrument at fair value with changes recognized in earnings. This election is irrevocable and applied to the whole instrument, consistent with ASC 825-10 guidance. Key estimates include the valuation of original issue discount, accrued interest, and make-whole provisions, which require assumptions about discount rates, credit risk, and market conditions. The fair value option under ASC 825 simplifies the accounting by eliminating the need to bifurcate embedded derivatives under ASC 815, Derivatives and Hedging (“ASC 815”) and aligns with the principles outlined in ASC 470, Debt (“ASC 470”) for debt instruments.  This approach requires ongoing reassessment of fair value inputs and assumptions, which can significantly affect reported earnings and liabilities. All fees related to the convertible note were expensed as incurred and not recorded as debt issuance costs.

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

To the Board of Directors and Stockholders of zSpace, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of zSpace, Inc. (the Company) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, temporary redeemable preferred stock and stockholders’ deficit, and cash flows for each of the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY

We have served as the Company’s auditor since 2025.

Melville, New York

March 30, 2026

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

zSpace, Inc.

San Jose, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of zSpace, Inc. (the Company) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, temporary redeemable preferred stock and stockholder’s deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We served as the Company’s auditor from 2022 to 2024.

Spokane, Washington

March 27, 2025

zSpace, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$1,021	$4,864
Accounts receivable, net of allowance for credit losses of $94 and $44	1,438	3,176
Inventory, net	2,404	3,238
Prepaid expenses and other current assets	1,622	1,655
Total current assets	6,485	12,933
Property and equipment, net	37	21
Capitalized software, net	981	578
Other assets	83	—
Total assets	$7,586	$13,532
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,081	$5,656
Accrued expenses and other current liabilities	3,703	5,365
Convertible debt	6,199	—
Other current debt	1,405	5,764
Current accrued interest	12	783
Deferred revenue, current portion	1,911	3,324
Total current liabilities	17,311	20,892
Convertible debt, noncurrent	2,724	—
Other noncurrent debt	7,385	6,191
Noncurrent accrued interest	2,354	819
Deferred revenue, net of current portion	320	318
Total liabilities	30,094	28,220
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of December 31, 2025; 32,353,546 and 22,849,378 shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	293,137	275,383
Accumulated other comprehensive income	143	329
Accumulated deficit	(315,788)	(290,400)
Total stockholders’ deficit	(22,508)	(14,688)
Total liabilities and stockholders’ deficit	$7,586	$13,532

See accompanying notes to consolidated financial statements.

zSpace, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$27,858	$38,098
Cost of goods sold	14,597	22,529
Gross profit	13,261	15,569
Operating expenses:
Research and development	5,298	4,893
Selling and marketing	16,232	15,915
General and administrative	13,872	12,419
Total operating expenses	35,402	33,227
Loss from operations	(22,141)	(17,658)
Other (expense) income:
Interest expense	(1,478)	(2,815)
Other income, net	190	43
Loss on extinguishment of debt	—	(359)
Loss on change in fair value of convertible debt	(1,945)	—
Loss before income taxes	(25,374)	(20,789)
Income tax expense	14	34
Net loss	(25,388)	(20,823)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(186)	101
Comprehensive loss	$(25,574)	(20,722)

Net (loss) income available to common shareholders used in basic earnings per share	$(25,388)	$22,524

Net (loss) income available to common shareholders used in diluted earnings per share	$(25,388)	$23,748

Net (loss) income per common share – basic	$(1.01)	$13.03

Net (loss) income per common share – diluted	$(1.01)	$1.03

Weighted-average common shares outstanding – basic	25,039,431	1,728,127

Weighted-average common shares outstanding – diluted	25,039,431	23,127,693

See accompanying notes to consolidated financial statements.

zSpace, Inc.

CONSOLIDATED STATEMENTS OF TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

						Accumulated
	Temporary Redeemable				Additional	Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, December 31, 2023	3,978,898	$106,952	174,077	$—	$138,878	$228	$(269,577)	$(130,471)
Stock based compensation	—	—	—	—	7,735	—	—	7,735
Cancellation of NCNV 1 preferred stock	(562)	(562)	—	—	—	—	—	—
Issuance of common stock from options exercised	—	—	14,841	—	34	—	—	34
Issuance of NCNV 2 preferred stock	5,752	5,752	—	—	—	—	—	—
Reduction of the original issue price of NCNV preferred share value from $1,000 to $600 per share	—	(43,656)	—	—	43,656	—	—	43,656
Proceeds from initial public offering, net of underwriting fees and offering costs of $2.9 million	—	—	2,156,250	—	7,462	—	—	7,462
Conversion of temporary redeemable preferred stock	(3,984,088)	(68,486)	18,677,710	—	68,486	—	—	68,486
Conversion of SAFE agreements	—	—	650,029	—	3,250	—	—	3,250
Conversion of debt	—	—	1,176,471	—	5,882	—	—	5,882
Net loss	—	—	—	—	—	—	(20,823)	(20,823)
Foreign currency translation adjustments	—	—	—	—	—	101	—	101
Balance, December 31, 2024	—	—	22,849,378	—	275,383	329	(290,400)	(14,688)
Stock based compensation	—	—	330,926	—	7,120	—	—	7,120
Issuance of common stock from options exercised	—	—	100,274	—	156	—	—	156
Issuance of common stock for note conversions	—	—	2,590,827	—	4,902	—	—	4,902
Issuance of common stock under equity line of credit, net	—	—	6,482,141	—	5,576	—	—	5,576
Net loss	—	—	—	—	—	—	(25,388)	(25,388)
Foreign currency translation adjustments	—	—	—	—	—	(186)	—	(186)
Balance, December 31, 2025	—	$—	32,353,546	$—	$293,137	143	$(315,788)	$(22,508)

See accompanying notes to consolidated financial statements.

zSpace, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(25,388)	$(20,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of convertible debt	1,945	—
Non-cash amortization of other debt discount	66	59
Change in fair value of embedded derivative	—	(158)
Provision for excess and obsolete inventory	227	402
Stock-based compensation expense	7,120	7,735
Depreciation	10	12
Bad debt expense	91	—
Loss on extinguishment of debt	—	359
Changes in operating assets and liabilities:
Accounts receivable	1,647	1,864
Inventory	652	(105)
Prepaid expenses and other assets	(498)	(256)
Accounts payable	(1,575)	921
Accrued expenses	(1,619)	(1,089)
Deferred revenue	(1,411)	601
Accrued interest	764	1,604
Net cash used in operating activities	(17,969)	(8,874)
Cash flows from investing activities:
Capital expenditures	(26)	(13)
Net cash used in investing activities	(26)	(13)
Cash flows from financing activities:
Proceeds from convertible debt	13,000	5,000
Repayments of convertible debt	(1,121)	—
Proceeds from other debt issuances	4,000	3,500
Fees paid for debt issuance	(61)	(18)
Repayment of other debt issuances	(7,169)	(5,524)
Proceeds from initial public offering, net of underwriting fees of $0.8 million	—	10,027
Proceeds from issuance of common stock from equity line-of-credit	5,576	—
Fees paid for deferred offering costs	—	(2,537)
Proceeds from exercise of common stock options	157	34
Net cash provided by financing activities	14,382	10,482
Effects of exchange rate changes on cash and cash equivalents	(230)	141
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,843)	1,736
Cash, cash equivalents and restricted cash, beginning of period	4,864	3,128
Cash, cash equivalents and restricted cash, end of period	$1,021	$4,864
Supplemental disclosure of cash flow information:
Cash paid for interest	$579	1,704
Cash paid for income taxes	$17	—
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$—	$295
Issuance of NCNV in exchange for related party debt and accrued interest	$—	$5,190
Issuance of SAFE agreements in exchange for accrued liabilities	$—	$3,250
Conversion of convertible debt principal and interest payments into common stock	$4,902	$—
Conversion of Series A preferred stock into common stock in connection with initial public offering	$—	$3,000
Conversion of debt into common stock in connection with initial public offering	$—	$5,882
Conversion of temporary redeemable preferred stock into common stock in connection with initial public offering	$—	$65,486

See accompanying notes to consolidated financial statements.

ZSPACE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

zSpace, Inc. (“zSpace”, “we,” “our,” “us” or the “Company”) was incorporated in the state of Delaware in 2006 and is headquartered in San Jose, California with wholly owned subsidiaries in China and Japan. The Company is the developer of full-service augmented reality/virtual reality (“AR/VR”) solutions built for K-12 education and career technical education. zSpace’s primary product is a mixed reality hardware device that provides an immersive, collaborative, and interactive learning experience. zSpace generates revenues via hardware sales in addition to recurring software revenue for access to zSpace interactive learning applications and related services. The Company’s customer base includes federal, state, local, and international governments who are making large investments in education technology.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

Liquidity Risk and Going Concern

For the years ended December 31, 2025 and 2024, the Company incurred net losses of $25.4 million and $20.8 million, respectively. For the years ended December 31, 2025 and 2024, the Company incurred negative cash flows from operations of $18.0 million and $8.9 million, respectively. The Company had combined cash, cash equivalents and restricted cash balance of $1.0 million and $4.9 million as of December 31, 2025 and 2024, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and temporary redeemable preferred stock to private investors (Note 6), the sale of registered common stock to a private investor (Note 6), the proceeds of its Initial Public Offering (the “IPO”) in December 2024 and debt financing (Note 5). The Company evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the consolidated financial statements.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Management bases its estimates on historical experience and on various other factors it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Accordingly, actual results could differ materially from those estimates. Significant items subject to such estimates and assumptions include revenue recognition, including standalone selling price (“SSP”) and the allocation of the transaction price, valuation of accounts receivable, valuation of inventory, fair value of convertible notes, valuation of the Company’s common stock and temporary redeemable preferred stock prior to the IPO, valuation allowance of deferred tax assets and liabilities, and stock-based compensation. To the extent the Company’s actual results differ materially from those estimates and assumptions, the Company’s future consolidated financial statements could be affected.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheet as of December 31, 2025 and 2024, to the amounts reported on the consolidated statement of cash flows (in thousands):

	December 31,	December 31,
	2025	2024
Cash	$538	$1,329
Cash equivalents	174	3,228
Restricted cash	309	307
Total cash, cash equivalents and restricted cash	$1,021	$4,864

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

After all attempts to collect accounts, receivable balances have failed, the balance is written off against the allowance for credit losses. As of December 31, 2025 and 2024, the Company reported an allowance for credit losses balance of $94,000 and $44,000, respectively.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets with finite lives consist primarily of property and equipment. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There is no impairment to long-lived assets as of and for the years ended December 31, 2025 and 2024. The Company periodically reviews the remaining estimated useful lives of its long-lived assets. If the estimated useful life assumption for any asset is changed, the remaining balance would be depreciated or amortized over the revised estimated useful life, on a prospective basis.

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

Deferred Offering Costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred that were directly related to the Company’s planned public offering transaction. These costs were charged to stockholders’ equity (deficit) upon the completion of the transaction. The Company incurred in the year ended December 31, 2024, $2.4 million in offering costs related to the Company’s planned public offering, the IPO, that was completed in December 2024.

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

In transactions where the Company provides user-based software licenses to a customer, zSpace recognizes software revenue ratably on a straight-line basis. These fees charged to its customers are recognized on a gross basis as zSpace has determined that it is the principal in the transaction. As a principal to the transaction, the Company obtains control of the third-party software licenses before control is transferred to the customer. The fees paid to third parties for software licenses are recognized as transaction expenses and recorded in cost of goods sold in the consolidated statements of operations.

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

Selling and Marketing

The Company tracks all expenses on a departmental basis and allocates between categories of expenses as they are related. The Company includes within sales and marketing expenses labor and other costs directly related to the promotion of our products, including expenses, such as compensation for the Company’s marketing team and travel expense incurred in connection with promotion efforts, and equity-based compensation expense. The Company does not incur any material advertising costs. Sales and marketing costs are expensed as incurred.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained upon examination by the Internal Revenue Service (“IRS”) or other taxing authorities, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual outcomes. Management determined there were no uncertain tax positions at December 31, 2025 and 2024 that would more likely than not be subject to tax by the taxing authorities. No examinations are currently pending.

Stock-Based Compensation

The Company has three stock incentive plans which grant incentive and nonqualified stock options to employees, directors, and consultants. All stock-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements based on their respective grant-date fair values. The Company estimates the fair value of stock-based payment award on the date of grant using the Black-Scholes-Merton option pricing model in accordance with ASC 718, Compensation — Stock Compensation. The model requires management to make several assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends. The Company accounts for forfeitures when they occur. The value of the portion of the award that is ultimately expected to vest is recognized in the Company’s consolidated statements of operations ratably over the requisite service periods, which is generally 4 years. No option is exercisable for more than 10 years. Share-based awards issued to non-employees are measured at the grant date and not subject to remeasurement.

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

For the convertible note issued in 2025 described in Note 5, we elected the fair value option under accounting Standards Codification (“ASC”) 825, Financial Instruments, (“ASC 825”) measuring the entire instrument at fair value with changes recognized in earnings. This election is irrevocable and applied to the whole instrument, consistent with ASC 825-10 guidance. Key estimates include the valuation of original issue discount, accrued interest, and make-whole provisions, which require assumptions about discount rates, credit risk, and market conditions. The fair value option under ASC 825 simplifies the accounting by eliminating the need to bifurcate embedded derivatives under ASC 815, Derivatives and Hedging (“ASC 815”) and aligns with the principles outlined in ASC 470, Debt (“ASC 470”) for debt instruments. This approach requires ongoing reassessment of fair value inputs and assumptions, which can significantly affect reported earnings and liabilities. All fees related to the convertible note were expensed as incurred and not recorded as debt issuance costs.

The Company’s other debt is carried on the consolidated balance sheets on a historical cost basis net of unamortized discounts and premiums because the Company has not elected the fair value option of accounting. Costs associated with acquiring debt are capitalized as a debt discount. The debt discount is presented in the consolidated balance sheets as a direct deduction from the carrying amount of the debt liability. The costs are amortized over the estimated contractual life of the related debt instrument using the effective interest method and are included in interest expense in the consolidated statements of operations.

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

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$174	$—	$—	$174
Total financial assets	$174	$—	$—	$174

Convertible debt subject to credit risk analysis	$—	$8,923	$—	$8,923
Total financial liabilities	$—	$8,923	$—	$8,923

	As of December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$3,228	$—	$—	$3,228
Total financial assets	$3,228	$—	$—	$3,228

During the year ended December 31, 2024, the Company had embedded derivatives related to its outstanding debt instruments. In connection with the Company’s IPO on December 6, 2024, the outstanding debt instruments were converted into shares of common stock, and accordingly, no embedded derivatives remain outstanding at the year ended December 31, 2025 and 2024.

The Company has elected the fair value option under ASC 825-10 to measure its Senior Secured Convertible Note (the "Senior Secured Convertible Note") at fair value on a recurring basis, with the election made at issuance. Changes in the fair value of the Note are recorded in the consolidated statements of operations. The Company measures its convertible debt at fair value on a recurring basis. The fair value was determined utilizing a Monte Carlo simulation using observable market conditions for items such as risk-free rates, discount rates, and volatility assumptions. The fair value of the convertible debt has been categorized as a Level 2 item as of December 31, 2025. See Note 5 for further details regarding the Company’s debt.

Net (Loss) Income Per Share Available to Common Stockholders

Basic net (loss) income per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by giving effect to all potentially dilutive common stock equivalents to the extent they are dilutive. For purposes of this calculation, temporary redeemable preferred stock, stock options, restricted stock units, warrants and shares available for future issuance under the convertible debt and equity line-of-credit agreements are considered to be common stock-equivalents.

Accounting Pronouncements Issued, But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-04, Debt — Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU clarifies the requirements for determining whether the settlement of a convertible debt instrument should be accounted for as an induced conversion. The amendment is effective for all entities for fiscal years beginning after December 15, 2025, including interim periods within those annual periods . Early adoption is permitted for entities that have adopted ASU 2020-06. The Company is currently evaluating the impact of adopting this ASU on its financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires public business entities to disaggregate, in a tabular footnote disclosure, certain income statement expense captions into specified natural expense categories. The amendment is effective for fiscal years beginning after December 15, 2026, with interim periods beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves income tax disclosures through enhanced disaggregation within the rate reconciliation table and disaggregation of income taxes paid by jurisdiction. The amendment is effective for fiscal years beginning after December 15, 2025 for emerging growth companies and early adoption is permitted. The amendments should be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

The following table disaggregates revenue by recognition method for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Point in time	$26,518	$36,414
Over time	1,340	1,684
Total	$27,858	$38,098

The following table disaggregates revenue by type of products and services for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024
Hardware	$14,208	$21,991
Software	10,558	12,857
Services	3,092	3,250

Total	$27,858	$38,098

The following table disaggregates revenue by geographic area for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
United States	$23,641	$33,496
International	4,217	4,602
Total	$27,858	$38,098

The amount of deferred revenue as of December 31, 2025 and December 31, 2024 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations. Because a majority of the Company’s performance obligations are satisfied at a point in time soon after the contract is formed or within one year after the contract is formed, revenue recognized in the following year related to remaining performance obligations is expected to equal deferred revenue, current portion at the beginning of the year.

As of December 31, 2025 and 2024, the Company has $2.2 million and $3.6 million, respectively, in deferred revenue, and as of January 1, 2024, the Company had $3.0 million in deferred revenue. As of December 31, 2025 approximately $1.9 million of the balance is expected to be earned within the next 12 months and $0.3 million to be earned within the next 13 to 24 months.

As of December 31, 2024, approximately $3.3 million was expected to be earned within the next 12 months, with $0.2 million to be earned within the next 13 to 24 months and $0.1 million to be earned with the next 25 to 60 months.

As of December 31, 2025 and 2024, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory, net

As of December 31, 2025 and 2024, inventory, net of reserve consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024
Finished goods	$2,091	$2,935
Raw materials	313	303
Inventory, net	$2,404	$3,238

The Company writes down inventory for obsolete inventory items and when the net realizable value of inventory items is less than their carrying value. The Company wrote down inventory of $0.2 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Advances to suppliers	$1,163	$670
Deferred software costs	147	471
Prepaid operating expense	312	514
Total prepaid expenses and other current assets	$1,622	$1,655

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accrued purchases	$685	$685
Accrued compensation	1,147	2,074
Other current liabilities	1,871	2,606
Total accrued expenses and other current liabilities	$3,703	$5,365

5.	DEBT AND RELATED PARTY DEBT

As of December 31, 2025 and 2024, debt and related party debt is comprised of the following (in thousands):

	December 31,	December 31,
	2025	2024
Short-term debt:
Fiza Investments Limited Loans, term debt	$—	$2,202
Other term loans	1,405	3,562
Total other current debt	1,405	5,764
Convertible debt	6,199	—
Total short-term debt	$7,604	$5,764
Other noncurrent debt:
Convertible debt	$8,923	$—
Other term loans	8,809	9,780
Less: debt issuance costs	(19)	(27)
Less: current portion	(7,604)	(3,562)
Total other noncurrent debt	$10,109	$6,191

As of December 31, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2026	$9,768
2027	9,406
Less adjustment to fair value of Senior Secured Convertible Debt	(1,461)
Total	$17,713

During the year ended December 31, 2025, the Company capitalized $0.1 million of debt discount and issuance costs on term loans incurred. Debt discount and issuance costs incurred on convertible debt instruments were either eliminated through restructuring or extinguishment accounting or were considered immaterial and expensed when incurred for the year ended December 31, 2024.

Debt discount and issuance costs incurred on convertible debt instruments were either eliminated through restructuring or extinguishment accounting or were considered immaterial and expensed when incurred for the years ended December 31, 2025 and 2024.

As a result of the May 2022 troubled debt restructurings, which are described in further detail below, the maximum future cash flows of certain of the Company’s convertible debt instruments was less than the carrying amount of the debt at the time of restructuring. For the year ended December 31, 2024, $0.1 million less interest expense was recorded in the consolidated statements of operations than contractual interest requirements.

bSpace Investments Limited Loan

In May 2019, the Company entered into a loan and security agreement (the “LSA”) with bSpace Investments Limited (“bSpace”), an affiliate of the Company’s controlling financial interest holder. Between 2019 and 2021, the Company borrowed an aggregate of $37.5 million across multiple tranches. The loan was secured by a first-priority interest in all Company collateral and was subject to several amendments that modified maturity dates, interest rates, and repayment premiums. The Company accounted for certain of these modifications as troubled debt restructurings (“TDR”).

In May 2022, the Company and bSpace entered into an agreement to convert a portion of the indebtedness into preferred stock. In August 2022, the Company issued 58,972 shares of NCNV preferred stock to bSpace in exchange for the forgiveness of $59.0 million of indebtedness representing principal, repayment premium, and accrued interest. The Company reduced the carrying amount of the debt, including accrued interest, by $45.1 million, representing the fair value of the preferred stock on the date of the agreement.

On December 30, 2023, the Company entered into a loan termination agreement with bSpace. Under this agreement, all remaining amounts outstanding under the LSA, including $1.5 million of post-maturity interest, were exchanged for 36,918 shares of NCNV Preferred Stock 3. This termination agreement relieved the Company of any further obligations under the LSA. As of December 31, 2025 and 2024, there was no outstanding balance due under the LSA.

Kuwait Investment Authority Loan

In February 2019, the Company entered into a $5.0 million promissory note with Kuwait Investment Authority (“KIA”), a principal shareholder. The note was subject to various amendments between 2020 and 2021 that modified the maturity date, added a repayment premium, and established subordination terms. The Company accounted for certain of these modifications as an extinguishment of debt or a troubled debt restructuring (“TDR”).

In May 2022, the Company and KIA entered into an agreement to convert a portion of the indebtedness into preferred stock. In August 2022, the Company issued 8,062 shares of NCNV preferred stock to KIA in exchange for the forgiveness of $8.1 million of indebtedness. The Company recorded a restructuring gain of $0.8 million in connection with this exchange. Upon the execution of the conversion agreement in May 2022, the Company ceased accruing interest on the remaining loan balance.

In January 2024, the Company entered into a loan termination agreement with KIA under which all remaining obligations, including $0.1 million of post-maturity interest, were exchanged for 5,752 shares of NCNV Preferred Stock 2. This agreement relieved the Company of all further obligations under the KIA loan. As of December 31, 2025 and 2024, there was no outstanding balance due to KIA.

Term Debt

The Company has three outstanding loans as of December 31, 2025 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On April 10, 2025, in connection with the Senior Secured Convertible Note Financing described below, the maturity date of the Fiza loans were amended to be the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible Note (as defined below). As of December 31, 2025, the gross principal amount due on the Fiza term debt is $7.2 million and has been classified as non-current other term loans on the consolidated balance sheet. As of December 31, 2024, $2.2 million due on the Fiza term debt was classified as current other term loans on the consolidated balance sheet.

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

On April 11, 2025, also in connection with the Senior Secured Convertible Note Financing, the Company entered into an amendment (the “Fiza 2 and 3 Amendment”) to a Loan and Security Agreement dated July 11, 2024 with Fiza (the “Fiza 2 and 3 Agreement”). Pursuant to the Fiza 2 and 3 Amendment, the interest rate under the Fiza 2 and 3 Agreement was lowered from 25% to 20%. In addition, until the Convertible Note Repayment Date, the Company shall make monthly payments of interest only. The remaining principal and interest shall be amortized and repaid over 12 months beginning on the Convertible Note Repayment Date, the Company will repay all remaining principal and interest under the Fiza Agreement over twelve monthly installments.

On April 11, 2025, the Company and Fiza entered into an intercreditor agreement, with the institutional investor in the Senior Secured Convertible Note Financing (the “Note Investor”), pursuant to which, among other things, Fiza subordinated its security interest in the assets of the Company to the security interest of the Note Investor under the Security Agreement in the same assets and agreed to certain covenants limiting its ability to receive cash payments from the Company, including pursuant to the Fiza 1 Agreement and Fiza 2 and 3 Agreement.

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

During 2025, the Company prepaid all of its outstanding Loans with Itria, including Term Loans 8 and 9 above and the following: (i) Business Loan and Security Agreement (Tranche 1), dated January 31, 2023, for $4,000,000, (ii) Business Loan and Security Agreement (Tranche 3), dated April 12, 2023 for $680,000, (iii) Business Loan and Security Agreement (Tranche 4), dated May 17, 2024, for $1,000,000 and (iv) Business Loan and Security Agreement (Tranches 5 and 6), dated May 17, 2024, for an aggregate principal amount of $1,000,000, and (v) Business Loan and Security Agreement (Tranche 7), dated June 4, 2024, for $1,500,000. As a result of these repayments, all sums owed by Company to Itria under all of the Loan and Security Agreements have been satisfied in full and all commitments to extend credit lines under the Loan and Security Agreements are terminated.

On August 20, 2025, the Company entered into two Loan and Security Agreements (“Term Loans 10 and 11”) in the principal amounts of $1,000,000 each with Itria for an aggregate total of $2,000,000 (less fees payable to Itria). One of the Term Loan 10 bears interest at a rate of 18.00% per year and is payable on a monthly basis in 15 equal installments, maturing on the 15-month anniversary of the funding date. Term Loan 11 bears interest at a rate of 18.99% per year and is payable on a monthly basis in 18 equal installments, maturing on the 18-month anniversary of the funding date. The Company may prepay either of the Term Loans 10 and 11 in full at any time after the first month of the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance if the Term Loans 10 and 11 are prepaid within the first 12 months of the term.

The outstanding balance of other outstanding and repaid term loans as of December 31, 2025 and 2024 is $1.6 million and $4.8 million, respectively, and are recorded in the Other Current and Non-Current Debt line items in the consolidated balance sheet. The effective interest rates of Term Loan 1, Term Loan 2, Term Loan 3, Term Loan 4, Term Loan 5, Term Loan 6, Term Loan 7, Term Loan 8, Term Loan 9, Term Loan 10 and Term Loan 11 were 14.2%, 38.2%, 20.1%, 17.8%, 17.8%, 17.8%, 18.8%, 25.0%, 21.4%, 21.0%, and 20.5%, respectively.

Senior Secured Convertible Note Financing

On April 10, 2025, the Company entered into a securities purchase agreement (the “Note SPA”) with the Note Investor, pursuant to which the Company sold, and the Note Investor purchased, the Senior Secured Convertible Note, (such financing, the “Senior Secured Convertible Note Financing”) in the original principal amount of $13,978,495, which is convertible into shares of the Company’s common stock. The Senior Secured Convertible Note Financing closed on April 11, 2025.

The gross proceeds to the Company from the Senior Secured Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000. Subject to the satisfaction of certain conditions contained in the Note SPA, the Company may issue an additional senior secured convertible note to the Note Investor in the principal amount of $7,526,882 (for additional gross proceeds of $7,000,000). The Company used the net proceeds from the Senior Secured Convertible Note Financing to repay existing debt and for working capital and general corporate purposes.

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

The conversion price of the Senior Secured Convertible Note was subject to a floor price of $1.98. On October 15, 2025, the Company entered into an amendment to the Senior Secured Convertible Note pursuant to which the floor price was amended to $0.60.

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

Conversion of Principal and Interest amounts into Common Stock

Between April 25, 2025 and December 31, 2025, the Company reduced its obligations under the Note by $5.3 million, consisting of (i) $4.9 million of principal and interest converted into 2,590,827 shares of common stock at conversion prices ranging between $0.60 per share to $7.74 per share, and (ii) $0.4 million representing 20% of the proceeds received from certain transactions under the ELOC agreement as requested by the Investor.

In accordance with ASC 825-10-45-5, the Company determined that the changes in fair value of the Note during the periods presented were primarily attributable to changes in market interest rates and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in net income rather than other comprehensive income. The net impact for the year ended December 31, 2025 was a loss of approximately $1.9 million.

March 2024 Convertible Debt

In March 2024, the Company entered into a loan for $5.0 million from Fiza Investments Limited (“Tranche V Loan”). The loan had an annual interest rate of 20% that is accrued daily, compounded annually, and was payable on the maturity date. There were no material lender or third-party costs incurred in connection with the Tranche V Loan. The Company accounted for the March 2024 agreement as a modification of the existing loans. The loan was set to mature on March 11, 2026. Upon the IPO, the loan was automatically converted for shares of common stock at a price per share equal to the lesser of (i) 85% of the original issue price of the listing (100% of the original issue price, if the event occurs after December 31, 2024) or (ii) an assumed price per share of the stock, using a $250 million valuation for the Company. If the debt has not otherwise been redeemed prior to the maturity date, the holder has the option to convert the loan into shares of the Company at an assumed price per share, using a $150 million valuation for the Company. In connection with the Company’s IPO on December 6, 2024, the March 2024 convertible debt was converted into 1,176,471 shares of common stock. No amount of the March 2024 convertible debt under the Tranche V Loan was outstanding as of December 31, 2024.

SAFE Agreements

During July 2024, the Company entered into multiple Simple Agreement for Future Equity (“SAFE”) agreements with three suppliers in exchange for a reduction of liabilities to such suppliers in the amount of $3.3 million. In connection with the IPO on December 6, 2024, the $3.3 million of Safe Agreements were exchanged for 650,029 shares of common stock.

6.	TEMPORARY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

The Company has reserved shares of common stock for issuance as follows as of the periods indicated:

	December 31,	December 31,
	2025	2024
Warrants	107,813	93,750
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	5,853,656	5,984,204
Awards outstanding under the 2024 Equity Plan	895,434	—
Shares available for future issuance under the convertible debt note	5,308,221	—
Shares available for future issuance under equity line-of-credit agreement	17,859	—
Shares available for future issuance under the 2024 Equity Incentive Plan	1,481,815	2,708,175
Shares authorized and available for future issuance	53,981,656	68,364,493
Total shares reserved and available for future issuance of common stock	67,646,454	77,150,622

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

Common Stock Purchase Agreement

On July 8, 2025, the Company entered into a Common Stock Purchase Agreement (the “ELOC Agreement”) with Tumim Stone Capital LLC (“Tumim”). Pursuant to the ELOC Agreement, the Company has the right to sell to Tumim up to $30,000,000 worth of newly issued shares (the “ELOC Shares”) of the Company’s common stock (subject to certain conditions and limitations), from time to time during the term of the ELOC Agreement. Sales of common stock pursuant to the ELOC Agreement, and the timing of any sales, are solely at the option of the Company and the Company is under no obligation to sell securities pursuant to this arrangement. Shares of common stock may be sold by the Company pursuant to this arrangement over a period of up to 24 months after the closing of the transactions contemplated by the ELOC Agreement.

The Company controls the timing and amount of any sales of common stock to Tumim. Actual sales of ELOC Shares to Tumim under the ELOC Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among other things, market conditions, the trading price of the common stock, trading volume of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Company agreed to reimburse Tumim for the reasonable out-of-pocket expenses (including legal fees and expenses), up to a maximum of $25,000.

In all instances, the Company may not sell shares of our common stock to Tumim under the ELOC Agreement if it would result in Tumim beneficially owning more than 4.99% of the outstanding common stock.

The net proceeds from sales, under the ELOC Agreement, depend on the frequency and prices at which the Company sells shares of common stock to Tumim. To the extent the Company sells shares under the ELOC Agreement, the Company currently plans to use any proceeds therefrom for operating expenses, working capital and other general corporate purposes.

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

As of December 31, 2025, the total shares issued under the ELOC Agreement are 6,482,141 for total proceeds of $5.6 million.

Notice of Delisting

On November 25, 2025, the Company received a written notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with the continued listing requirement set forth in Nasdaq Listing Rule 5550(b)(2), which requires listed companies to maintain a minimum market value of listed securities (“MVLS”) of at least $35,000,000. Based on the Staff’s review of the Company’s MVLS, the Company’s MVLS was below $35 million for the previous 30 consecutive business days. In addition, on December 11, 2025, the Company received another notice from the Staff notifying the Company that the closing bid price of its common stock was below $1.00 for the previous 30 consecutive business days.

Neither of the notices from Nasdaq have immediate effect on the listing or trading of the Company’s common stock on the Nasdaq Capital Market. In accordance with Nasdaq’s listing rules, the Company has a period of 180 calendar days, or until May 26, 2026, to regain compliance with the MVLS requirement and a period of 180 calendar days, or until June 9, 2026, to regain compliance with the bid price requirement. To regain compliance with the MVLS requirement, the MVLS of the Company’s common stock must close at $35 million or more for a minimum of 10 consecutive business days during this compliance period, unless Nasdaq exercises its discretion to require a longer period. To regain compliance with the bid price requirement, the minimum bid price of the Company’s common stock must be $1.00 or more for a minimum of 10 consecutive business days during this compliance period, unless Nasdaq exercises its discretion to require a longer period.

If the Company does not regain compliance within the prescribed periods, the Staff will provide written notification that the Company’s securities are subject to delisting. The Company may then appeal the Staff’s determination to a Hearings Panel pursuant to Nasdaq Listing Rule 5815(a), but there can be no assurance that Nasdaq would grant the Company’s request for approval of its compliance plan.

The Company intends to actively monitor its MVLS and its bid price and is evaluating its options to regain compliance with the Nasdaq Listing Rules. However, there can be no assurance that the Company will be able to regain compliance with the Nasdaq Listing Rules or will otherwise be in compliance with other Nasdaq listing criteria.

Preferred Stock

As of December 31, 2025 and 2024, the Company was authorized to issue 5,000,000 shares of preferred stock with no shares of preferred stock designated or outstanding. As of December 31, 2023, the Company was authorized to issue 4,014,946 shares of preferred stock with a par value of $0.00001 per share, of which 3,874,946 shares were designated as Series A preferred stock and 140,000 shares were designated as NCNV preferred shares. Activity for both the Series A and NCNV preferred stock for the year ended December 31, 2024 was as follows (in thousands, except share data):

	Series A Preferred Stock
	Shares	Amount
Balance at December 31, 2023:	3,874,946	$3,000
Conversion of Series A Temporary Preferred Stock into common stock	(3,874,946)	(3,000)
Balance at December 31, 2024:	—	$—
Balance at December 31, 2025:	—	$—

As part of the Recapitalization and discussed below, shares of NCNV 1 and NCNV 3 preferred stock were issued in December 2023. No amounts of NCNV 1, NCNV 2, or NCNV 3 preferred stock were previously outstanding.

	NCNV Preferred		NCNV Preferred		NCNV Preferred
	Stock 1		Stock 2		Stock 3
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2023	55,312	$55,312	—	$—	48,640	$48,640
Cancellation of NCNV 1 Preferred Stock	(562)	(562)	—	—	—	—
Issuance of NCNV 2 Preferred Stock in exchange for Debt Forgiveness	—	—	5,752	5,752	—	—
Reduction of the original issue price from $1,000 to $600 per share	—	(21,900)	—	(2,301)	—	(19,455)
Conversion of NCNV 1, 2 and 3 Preferred Stock into common stock	(54,750)	(32,850)	(5,752)	(3,451)	(48,640)	(29,185)
Balance at December 31, 2024:	—	$—	—	$—	—	$—
Balance at December 31, 2025:	—	$—	—	$—	—	$—

Warrants

In connection with the IPO, the Company issued to the underwriter warrants to purchase 107,813 shares of common stock (including the over-allotment option exercised) at an exercise price of $7.50 per share. The warrants expire five years after the IPO in December 2029. The Company used the Black-Scholes method to determine the fair value of the warrants at the time of issuance to the underwriter and determined the warrants meet the requirements under ASC 480, ASC 718, and ASC 815-40 to be classified as equity. The fair market value of the warrants was determined to be $0.2 million at the time of issuance in December 2024.

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

NCNV Preferred Stock

On January 11, 2024, 562 shares of NCNV 1 preferred stock were converted into NCNV 2 preferred stock and 5,752 shares of NCNV 2 preferred stock were issued in exchange for all the outstanding debt from KIA as described in Note 5 (“New NCNV Preferred Stock”).

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

On February 13, 2025, the Company granted 724,646 Restricted Stock Units (“RSUs”) to its named executive officers and the members of the Board of Directors under the 2024 Plan at a fair market value of $12.9 million. The approximately 0.7 million officer and director RSUs vest at quarterly periods over one to three years. On March 31, 2025, the Company granted 620,934 RSUs to employees at a fair market value of $4.6 million. The approximately 0.6 million employee RSUs vest at quarterly periods over three years. During the remainder of the fiscal year ended December 31, 2025, the Company granted an additional 189,219 RSUs to employees at a fair value market value of $0.6 million and vest at quarterly periods over three years.

As of December 31, 2025, a total of 8,692,379 shares were authorized for issuance under the Stock Plans. As of December 31, 2025, 7,210,564 shares have been granted or issued under the Stock Plans, leaving 1,481,815 shares available for future awards. As of December 31, 2025, there were 5,984,204 shares granted under the 2007 Plan and the 2017 Plan. The shares available for issuance under the 2024 Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. Shares from the 2024 Plan which are forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares from the 2024 Plan which are withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.

Since December 6, 2024, we have not granted and do not intend to grant any further awards under the 2007 Plan or the 2017 Plan.

Time-Based Restricted Stock Units

Time-based restricted stock units (RSUs) granted to employees under the 2024 Plan typically vest over one to three years and are subject to forfeiture if employment terminates prior to the vesting or lapse of restrictions, as applicable. RSUs are not considered outstanding common stock until they vest. The value of RSUs is determined by the stock price on the grant date.

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the year ended December 31, 2025:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2025	-	$-
Granted	1,534,799	12.08
Vested	(330,926)	14.33
Forfeited	(308,439)	6.57
Non-vested as of December 31, 2025	895,434	$13.13

As of December 31, 2025, total unrecognized stock-based compensation cost for RSUs was approximately $11.8 million which is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. The intrinsic value of RSUs as of December 31, 2025 was $0.4 million.

Determination of fair value of stock options

As of December 31, 2025 and 2024, the Company had approximately 5.9 million and 6.0 million options outstanding, respectively, under the Stock Plans. As of December 31, 2025 and 2024, all options outstanding were granted solely with time-based vesting requirements.

There were no options granted during the year ended December 31, 2025. The fair value of the stock options granted during the year ended December 31, 2024 was estimated on the grant date using the Black-Scholes valuation model with the following assumptions:

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

Fair Value of Common Stock — Given the absence of a public trading market, the Company’s Board of Directors considered numerous objective and subjective factors to determine the fair value of its common stock at each grant date. These factors included, but were not limited to: (i) independent third-party valuations of common stock; (ii) the prices for the Company’s redeemable temporary preferred stock sold to outside investors; (iii) the rights and preferences of redeemable temporary preferred stock relative to common stock; (iv) the lack of marketability of its common stock; (v) developments in the business; and (vi) the likelihood of achieving a liquidity event, such as an IPO or sale of the Company, given prevailing market conditions.

A summary of the Company’s stock option plan and the changes during the year ended December 31, 2025 and 2024, are presented below:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Remaining	Aggregate
	Outstanding	Exercise	Grant Date	Contractual	Intrinsic
	Options	Price	Fair Value	Years	Value
Balance, January 1, 2024	948,464	$6.20		7.25
Granted	5,059,228	2.57	$1.50
Forfeited	(6,769)	2.57
Expired	(1,878)	348.07
Exercised	(14,841)	2.29
Balance, December 31, 2024	5,984,204	$3.04		8.00
Vested and Exercisable, December 31, 2024	5,554,326	$3.07		7.91
Vested and Expected to Vest, December 31, 2024	5,984,204	$3.04		8.00
Expired	(1,839)	340.36
Forfeited	(28,435)	2.46
Exercised	(100,274)	1.56
Balance, December 31, 2025	5,853,656	$3.00		7.00	$—	(1)
Vested and Exercisable, December 31, 2025	5,834,573	$3.01		6.91	$—	(1)
Vested and Expected to Vest, December 31, 2025	5,853,656	$3.00		7.00	$—	(1)

(1) The Company’s closing stock price as of December 31, 2025 is $0.47 per share. As all outstanding options have an exercise price greater than the closing price, there does not exist any intrinsic value as of December 31, 2025.

As of December 31, 2025, there was no unrecognized stock-based compensation cost for stock options granted. The intrinsic value of stock options exercised during the year ended December 31, 2025 and 2024 was $0.2 million and $41,000, respectively.

Stock-based compensation included in the consolidated statements of operations for the year ended December 31, 2025 and 2024, are presented below:

	Year Ended December 31,
	2025	2024
Cost of goods sold	$77	$130
Research and development	388	802
Sales and marketing	2,122	2,808
General and administrative	4,533	3,995
Total stock-based compensation expense	$7,120	$7,735

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was enacted in the United States. The OBBBA includes significant tax-related provisions, including the permanent extension of certain provisions of the Tax Cuts and Jobs Act, modifications to Section 174 research and development capitalization rules, changes to the Section 163(j) interest expense limitation, and modifications to net operating loss provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company has evaluated the impact of the OBBBA on its deferred tax assets and liabilities as of December 31, 2025. Due to the Company's full valuation allowance against its net deferred tax assets, the OBBBA did not have a material impact on the Company's income tax expense for the year ended December 31, 2025.

The components of the income tax expense for the fiscal years ended December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Current
Federal	$—	$—
State	14	34
Foreign	—	—
Total current	$14	$34
Deferred
Federal	$—	$—
State	—	—
Foreign	—	—
Total deferred	$—	$—
Total income tax expense	$14	$34

A reconciliation of total income tax expense and the amount computed by applying the federal statutory income tax rate of 21.0% to loss before provision from income taxes for the fiscal years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Computed expected tax benefit at federal statutory rate	$(5,437)	$(4,358)
State benefit, net of federal benefit	(575)	(285)
Convertible debt change in fair value	409	—
Stock-based compensation expense	932	528
Extinguishment of debt	—	75
Change in valuation allowance	4,621	3,905
Foreign rate differential	(10)	133
Other permanent book-tax differences	35	36
Other	39	—
Total income tax expense	$14	$34

Temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
Deferred tax assets	2025	2024
Accruals and revenues	$267	$473
Stock based compensation	1,717	1,306
Deferred revenue	536	864
Net operating loss	15,295	10,756
Unrealized gain	15	18
Section 163(j)	945	634
Capitalized research & development expenses	228	315
Property and equipment	5	56
Total gross deferred assets	$19,008	$14,422
Valuation allowance	(19,005)	(14,384)
Total deferred tax assets	$3	$38
Deferred tax liabilities
Right of use asset	(3)	(38)
Total deferred tax liabilities	$(3)	$(38)
Net deferred tax assets	$—	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has recorded a full valuation allowance on its deferred tax asset balances as of December 31, 2025 and 2024. The valuation allowance increased by $4.6 million for the year ending December 31, 2025 and increased by $3.9 million for the year ending December 31, 2024.

Federal and state tax laws impose significant restrictions on the utilization of net operating loss carryforwards in the event of a change in ownership of the Company, as defined by Internal Revenue Code Section 382 (“Section 382”). The Company believes that it is more likely than not that a Section 382 change in control occurred on August 12, 2022. The Company is subject to a federal Section 382 annual limitation of $7.8 million annually for the 5 years after the change in control, and a $0.5 million annual limitation thereafter. No deferred tax assets are expected to expire unutilized as a result of this expected change in control. The Company intends to prepare and complete a formal Section 382 analysis of this change in control at the time tax attributes are expected to be utilized.

The Company has net operating loss carryforwards for Federal and State income tax purposes of approximately $219.8 million and $176.9 million, respectively, as of December 31, 2025. Of these amounts, $158.1 million of federal net operating losses and $141.7 million of state net operating losses are expected to expire unutilized and thus no deferred tax assets are established for such loss carryforwards as of December 31, 2025. In addition to the Section 382 annual limitation resulting from the August 12, 2022 change in control discussed above, the Company is also subject to a separate federal Section 382 annual limitation of $2.2 million annually for the 5 years following a change in control that occurred in December 2020, and a $0 annual limitation thereafter.

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

The Company has federal and state Section 163(j) limited interest expense carryforwards of $6.1 million and $4.8 million for both federal and state as of December 31, 2025 and 2024, respectively. Of these amounts, $1.9 million and $2.2 million of both federal and state Section 163(j) carryforwards are not more likely than not to be utilized and thus no deferred tax assets are established for such NOL carryforwards as of December 31, 2025 and 2024, respectively. Section 163(j) attributes carry forward indefinitely.

The Company has $1.4 million of federal and $1.4 million of California state research and development credit carryforwards for Federal and California income tax purposes, respectively, as of December 31, 2025 and 2024. As of December 31, 2025 and 2024 these credits are subject to IRC Section 382 and are not more likely than not to be utilized and thus no deferred tax assets are established for such research credit carryforwards as of December 31, 2025 and 2024.

The Company has approximately $0.6 million and $0.5 million of foreign NOL carryforward of 10 years as of December 31, 2025 and 2024, respectively, that begin to expire in 2026.

The Company files taxes in the United States, California, various US states and foreign jurisdictions. Due to the Company’s significant net operating loss (NOL) position, the tax returns for the years 2006 through 2024 for U.S. federal purposes and 2008 through 2024 for California remain open to examination by the respective tax authorities. Under the applicable statutes of limitations, the tax authorities generally retain the right to examine these periods and adjust the NOL carryforwards until the statutory period has expired for the year in which the NOLs are utilized. As of December 31, 2025, the Company is not currently under examination by the Internal Revenue Service or any other major taxing authority.

The Company had unrecognized tax benefits of $2.8 million as of December 31, 2019 related to research and development tax credits. These unrecognized tax benefits, if recognized, would not affect the effective tax rate. As of December 31, 2025 and 2024, such research and development tax credits are subject to Section 382 limitations and are not more likely than not to be utilized.

There were no interest or penalties accrued at December 31, 2025 and 2024. As of December 31, 2025 and 2024, the Company recorded a valuation allowance of $19.0 million and $14.4 million, respectively, against the deferred tax asset balance as realization is uncertain due to a history of operating losses.

9.	NET (LOSS) INCOME PER SHARE

Net (loss) income per common share (“EPS”) is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, warrants, restricted stock units, shares issued under the equity line-of-credit, and convertible securities. The dilutive effect of such in-the-money options is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares. Diluted EPS for convertible securities is calculated using the ‘if- converted’ method, assuming all convertible securities outstanding during the period were converted into common stock at the beginning of the reporting period, resulting in an adjustment to both the numerator (net income) and denominator (weighted average shares outstanding) to reflect the potential dilution from such conversions.

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

In computing the net (loss) income available to common shareholders, adjustments to the carrying value of preferred shares as a result of a modification accounted for as an extinguishment during a period should be subtracted or added to the net (loss) income in arriving at the net (loss) income available to common shareholders. For the year ended December 31, 2024, the adjustment of $43.7 million associated with the reduction in the original issue price of the NCNV preferred shares from $1,000 to $600 per share has been accounted for as an extinguishment and is reflected as an adjustment to the net loss of $20.8 million during the period in arriving at the net income available to common shareholders. See also Note 6 — Temporary Redeemable Preferred Stock for additional information.

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares:

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024
Net loss	$(25,388)	$(20,823)
Reduction of the original issue price of NCNV preferred share value from $1,000 to $600 per share	—	43,656
Cumulative preferred stock dividends	—	(309)
Net (loss) income available to common shareholders used in basic earnings per share	(25,388)	$22,524
Add back interest expense on convertible debt	-	915
Add back cumulative preferred stock dividends	-	309
Net (loss) income available to common shareholders used in diluted earnings per share	$(25,388)	$23,748
Weighted average number of common shares used in basic earnings per share	25,039,431	1,728,127
Adjustments to weighted average shares for shares used in diluted earnings per share:
Weighted average number of common shares for assumed options exercised	—	2,823,613
Weighted average number of common shares for assumed warrants exercised	—	1,306
Weighted average number of common shares for assumed conversion of SAFE agreements	—	286,266
Weighted average number of common shares for assumed conversion of convertible debt	—	886,471
Weighted average number of common shares for assumed conversion of Series A shares	—	17,401,910
Weighted average number of common shares used in diluted earnings per share	25,039,431	23,127,693
Net (loss) income per common share – basic	$(1.01)	$13.03
Net (loss) income per common share – diluted	$(1.01)	$1.03

For the years ended December 31, 2025 and 2024, the following items have been excluded from the computation of diluted net (loss) income per share because the effect of including these would have been anti-dilutive:

Year Ended December 31:	2025	2024
Incentive stock options	5,853,656	7,681
Restricted stock units	895,434	—
Warrants	107,813	—
Shares available for future issuance under the convertible debt note	5,308,221	—
Shares available for future issuance under equity line-of-credit agreement	17,859	—
Total	12,182,983	7,681

10.	RELATED PARTY TRANSACTIONS

Gulf Islamic Investments Holding, LLC (“GII”)

GII and its related parties hold the controlling interest on the Company’s Board of Directors.

In connection with the hiring in 2023 of the Company’s Chief Financial Officer, Erick DeOliveira, the Company has expensed and accrued $0.2 million as of December 31, 2025 with a related party, GII, for recruitment fees paid on the Company’s behalf by GII.

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

Litigation

From time to time, the Company may be involved in lawsuits, claims, investigations, and proceedings consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. In accordance with ASC Topic 450, Contingencies, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. As of December 31, 2025 and 2024, there were no matters pending that required provision.

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

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of December 31, 2025, the Company had $10.4 million in purchase obligations outstanding, all of which are scheduled to come due on or before December 31, 2026.

Employment Agreements

The Company has employment agreements in place with three of its key executives. These executive employment agreements provide, among other things, for the payment of up to eighteen months of severance compensation for terminations under certain circumstances.

As of December 31, 2025, with respect to these agreements, aggregated annual salaries was $1.3 million and potential severance payments to these key executives was $1.4 million, if triggered.

12.	MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the year ended December 31, 2025 there were no individual customers which represented 10% or more of the Company’s total revenue. For the year ended December 31, 2024 there was one individual customer which represented 13% of the Company’s total revenue.

As of December 31, 2025, one customer accounted for approximately 11% of the Company’s accounts receivable. As of December 31, 2024, one customer accounted for approximately 10% of the Company’s accounts receivable.

13.	SEGMENT REPORTING

The Company’s chief operating decision maker is its chief executive officer who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance, and allocating resources. The Company’s chief operating decision maker reviews segment performance and allocates resources based upon revenues and expenses. As the Company has only one reportable segment, revenues and expenses are reported only on a consolidated basis. The measure of segment assets is reported in the consolidated balance sheet as total consolidated assets.

The following table presents selected financial information about revenues, expenses and net loss for the years ended December 31, 2025 and 2024 for the Company’s one reportable segment:

	Year Ended December 31,
	2025	2024
Revenues:
Hardware	$14,208	$21,991
Software	10,558	12,857
Services	3,092	3,250
Total revenues	27,858	38,098
Cost of goods sold
Hardware	9,374	15,950
Software	3,097	5,025
Services	1,944	1,152
Excess and obsolete	182	402
Total cost of goods sold	14,597	22,529
Gross profit	13,261	15,569
Operating expenses:
Research and development	804	849
Software engineering	1,540	1,158
Platform engineering	2,955	2,886
Sales	7,375	8,370
General and administrative	13,871	12,419
Marketing and business development	8,367	6,712
International sales	490	833
Total operating expenses	35,402	33,227
Loss from operations	(22,141)	(17,658)
Other (expense) income:
Interest expense	(1,478)	(2,815)
Other income (expense), net	190	43
Loss on change in fair value of convertible debt	(1,945)	—
Loss on extinguishment of debt	—	(359)
Loss before income taxes	(25,374)	(20,789)
Income tax expense (benefit)	14	34
Segment net loss	$(25,388)	$(20,823)

14.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) which allows participants to defer from 0% to 100% of cash compensation. The 401(k) Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The 401(k) Plan allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the 401(k) Plan totaled approximately $0.2 and $0.1 million for the years ended December 31, 2025 and 2024, respectively.

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ending December 31, 2025, except as disclosed below.

Senior Secured Convertible Note Financing Amendment

On January 8, 2026, the Company entered into an Amendment #2 to the Senior Secured Convertible Note (the “Note Amendment”) with the Note Investor, which amended the terms of the Senior Secured Convertible Note.

The Note Amendment revised the definition of “Floor Price” as set forth in the Senior Secured Convertible Note from $0.60 per share to $0.22 per share, subject to adjustment for reverse and forward stock splits, recapitalizations and similar transactions.

In addition, the Note Amendment revised the definition of “Equity Conditions,” the satisfaction of which is generally a prerequisite to the Company's ability to make installments payments in shares of common stock. The Note Amendment modified the definition of “Equity Conditions” to reduce the required minimum VWAP of the common stock over the 20 trading days prior to the applicable date from $0.75 to $0.30.

Except as specifically set forth in the Note Amendment, all other terms, covenants, and conditions of the Senior Secured Convertible Note remain in full force and effect.

Preferred Stock Agreement

On January 23, 2026, the Company entered into a Securities Purchase Agreement (the “SPA”) with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser shares of the Company’s Series P Preferred Stock (as defined below), and five-year warrants (the “Series P Warrants”) to purchase shares of the Company’s common stock in one or more closings.

At the initial closing held on January 27, 2026 (the “Initial Closing”), the Purchaser purchased 1,500,000 shares of Series P Preferred Stock and Series P Warrants to purchase 1,000,000 shares of common stock for an aggregate purchase price of $3,000,000. The initial purchase price per share of Series P Preferred Stock was $2.00. The initial exercise price for the Series P Warrants is $3.00 per share, subject to standard and customary adjustments. The Company and the Purchaser may mutually agree to additional closings within one year of the Initial Closing, up to an aggregate limit of $10,000,000 for all purchases under the SPA. The SPA contains customary representations, warranties and indemnification provisions.

Amendments to Articles of Incorporation or Bylaws

On January 27, 2026, the Company filed a Certificate of Designations of Series P Convertible Preferred Stock (the “Series P COD”) with the Secretary of State of the State of Delaware. The Series P COD establishes a new series of preferred stock designated as “Series P Convertible Preferred Stock” (the “Series P Preferred Stock”) and authorizes the issuance of up to 5,000,000 shares of Series P Preferred Stock, par value $0.00001 per share.

Each share of Series P Preferred Stock has a stated value of $2.00, subject to adjustment as set forth in the Series P COD (the “Stated Value”). Holders of Series P Preferred Stock are entitled to receive cumulative dividends at a rate of eighteen percent (18%) per annum, payable annually. Dividends accrue and compound annually and are payable solely in additional shares of Series P Preferred Stock.

In the event of any liquidation, dissolution, or winding-up of the Company, or a Change of Control Transaction (as defined in the Series P COD), holders of Series P Preferred Stock are entitled to receive, prior to any distribution to holders of junior securities, an amount per share equal to the Stated Value plus any accrued and unpaid dividends.

The Series P Preferred Stock votes together with the Company’s common stock on an as-converted basis. Additionally, as long as any shares of Series P Preferred Stock remain outstanding, the Company cannot take certain actions without the affirmative vote of the holders of a majority of the outstanding Series P Preferred Stock. These actions include, among others: (a) adversely altering the rights of the Series P Preferred Stock; (b) creating any class of stock senior to or pari passu with the Series P Preferred Stock; or (c) amending the Company’s Certificate of Incorporation in a manner that adversely affects the holders.

Beginning on the third anniversary of the Original Issue Date (as defined in the Series P COD), holders may opt to convert their shares of Series P Preferred Stock into shares of common stock. The conversion rate is determined by dividing the Stated Value (plus accrued unpaid dividends) by the “Conversion Price.” The initial “Conversion Price” is the Stated Value ($2.00) and is subject to adjustment for stock splits, stock dividends, and similar events. All outstanding shares of Series P Preferred Stock will automatically convert into shares of common stock on the fifth anniversary of the Original Issue Date. For the automatic conversion occurring on the fifth anniversary of the Original Issue Date, the conversion rate is the lower of (y) the Conversion Price and (z) 80% of the 90-Day VWAP of the Company’s common stock.

The Series P Preferred Stock may not be converted if such conversion would result in the holder (together with its affiliates) beneficially owning in excess of 4.99% of the Company’s outstanding common stock. A holder may increase or decrease this limitation upon notice to the Company, up to a maximum of 9.99%, provided that any increase will not be effective until the 61st day after such notice. The Company is prohibited from issuing shares of common stock upon conversion of the Series P Preferred Stock if such issuance would breach the Company’s obligations under the rules of Nasdaq, unless shareholder approval is obtained.

Litigation

On February 9, 2026, Jiangxi Kmax Industrial Co., Ltd. (“KMax”) filed a complaint against zSpace in the United States District Court for the Northern District of California. The complaint arises from a Software Resale License Agreement, dated July 24, 2019, and alleges breach of contract related to unpaid revenue share invoices totaling $557,940 plus interest. We have recorded an account payable of $0.6 million as of December 31, 2025 in connection with this matter, however, we intend to assert counterclaims, including for violation of confidentiality agreements and infringement of our intellectual property rights. Our initial response to the complaint is due March 19, 2026.

On March 11, 2026, Kmax filed a second complaint against the Company and certain of its current and former officers in the U.S. District Court for the Southern District of New York. The complaint alleges violations of federal securities laws as well as various state common law claims. The allegations arise from Kmax's $15 million investment in the Company’s pre-IPO private placement financings between 2017 and 2019. Kmax seeks compensatory and rescissory damages, interest, and costs. The Company believes the claims are without merit and intends to defend itself vigorously against these allegations.

Reverse stock split

On March 13, 2026, stockholders of the Company, holding shares of outstanding common stock of the Company, par value $0.00001 per share, representing in excess of a majority of the outstanding votes of the capital stock of the Company (the “Consenting Stockholders”) as of the record date of March 12, 2026 (the “Record Date”), took action by written consent and without a meeting pursuant to Section 228 of the Delaware General Corporation Law and the Company’s Amended and Restated Certificate of Incorporation and Bylaws (the “Written Consent”). The Written Consent: (i) authorized the Company’s board of directors to effect a reverse split of the Company’s issued and outstanding Common Stock (the “Reverse Stock Split”) in a ratio of no less than 1-for-15 and no more than 1-for-25 (the “Range”); (ii) authorized the Board to determine whether or not to effect the Reverse Stock Split and to determine the exact ratio of any Reverse Stock Split within the Range, each as determined by the Board in its discretion at any time prior to the one year anniversary of the filing of a Definitive Information Statement on Schedule 14C with the U.S. Securities and Exchange Commission (the “SEC”) pertaining to the Reverse Stock Split; and (iii) approved the form of amendment to the Amended and Restated Certificate of Incorporation effecting the Reverse Stock Split and the subsequent filing thereof with the Secretary of State for the State of Delaware.

Pursuant to rules adopted by the SEC under the Securities Exchange Act of 1934, a Definitive Information Statement on Schedule 14C was filed with the SEC on March 23, 2026 and will be sent or provided to the stockholders of the Company. The Written Consent will be effective 20 days after the Definitive Information Statement on Schedule 14C relating to such consent is mailed to stockholders.

On the Record Date, there were issued and outstanding shares of the Company’s capital stock representing 37,142,955 votes. As of the Record Date, the Consenting Stockholders held, in the aggregate, capital stock entitled to 18,694,538 votes (on an as converted basis), representing 50.33% of the outstanding voting power of the Company’s stockholders. As the Reverse Stock Split was approved by the Written Consent, there were no votes against, abstaining or broker non-votes in relation to these matters.

Additional Senior Secured Convertible Note Financing

On March 16, 2026, the Company entered into an amendment to the Securities Purchase Agreement (the “Amendment”) providing for, among other things, multiple closings pursuant to the Securities Purchase Agreement, rather than a total of two closings.

In addition, the Company and the Investor agreed in the Amendment to conduct a second closing pursuant to the Securities Purchase Agreement, which occurred on March 16, 2026 (the “Second Closing”). On the Second Closing, the Company issued an additional Note in the original principal amount of $4,301,075 (the “Senior Secured Additional Convertible Note”). The Company intends to use the net proceeds from the issuance of the Senior Secured Additional Convertible Note to repay approximately $2,000,000 of existing debt owed to the Investor, and for working capital and general corporate purposes.

The Senior Secured Additional Convertible Note is substantially similar to the form of the original Senior Secured Convertible Note issued by the Company on April 11, 2025, except that the maturity date of the Senior Secured Additional Convertible Note is March 15, 2028, the Initial Conversion Price is $0.28 per share, and the Additional Note is subject to a floor price of $0.05 per share. See Note 5 for additional information regarding the Senior Secured Convertible Note.

Itria Refinancing

On March 19, 2026, the Company, entered into a new Loan and Security Agreement the (“New Loan Agreement”) with Itria Ventures LLC (the “Lender”) in connection with the refinancing of all of its outstanding debt with the Lender. Pursuant to the New Loan Agreement, the Lender agreed to provide the Company with a term loan in the principal amount of $1,344,500 (the “New Loan”) at an interest rate of 18.99% per year. The New Loan is payable on a monthly basis in 24 equal installments, maturing on the 24-month anniversary of the funding date.

The proceeds of the New Loan were used to refinance and pay off in full the two existing Loan and Security Agreements dated August 20, 2025, which had original principal amounts of $1,000,000 each. In connection with this refinancing, the Company, the Lender, and the Company’s existing Senior Lender, entered into an amended intercreditor agreement (the “Intercreditor Agreement”) to maintain the subordinated status of the New Loan, pursuant to which, among other things, Itria subordinated its security interest in the assets of the Company to the security interest of the Senior Lender and agreed to certain covenants limiting its ability to declare an event of default under the New Loan Agreement

The Company may prepay the New Loan in full at any time after the first month of the term, subject to a prepayment fee equal to 1.5% of the unpaid principal balance if the New Loan is prepaid within the first 12 months of the term. The New Loan is secured by a second priority lien on substantially all of the Company’s assets and is guaranteed by the Company’s two wholly owned subsidiaries -- zSpace Technologies (Shanghai) Ltd. and zSpace K.K. The New Loan Agreement contains standard representations, warranties and affirmative covenants, including relating to use of proceeds and information rights.

In addition, the New Loan Agreement contains certain customary negative covenants, including that the Company may incur no additional indebtedness other than certain permitted indebtedness. The New Loan Agreement also contains customary events of default, including, but not limited to, upon non-payment, the occurrence of material adverse changes to the Company’s business, or bankruptcy. Upon the occurrence of an event of default, the applicable interest rate would increase by five percentage points and the Lender may declare the outstanding principal and accrued interest immediately due and payable.

Fiza Amendment

On March 22, 2026, the Company and Fiza entered into an Amendment No. 4 (the “Fiza Amendment”) to Loan and Security Agreement dated July 11, 2024 (as amended, the “Fiza Loan Agreement”). Pursuant to the Fiza Amendment, the parties agreed to a moratorium on the payment of interest by the Company pursuant to the Fiza Loan Agreement until December 31, 2026 (the “Moratorium Period”). During the Moratorium Period, interest will continue to accrue on the outstanding principal balance at the applicable interest rate and will be deferred and capitalized (added to the outstanding principal balance) on each corresponding accrual date. Following the Moratorium Period, the Company shall continue monthly interest-only payments to Fiza pursuant to the terms of the Fiza Loan Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the required time periods.

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

Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025 based on the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025 based on the following material weaknesses:

●	lack of segregation of duties;
●	account reconciliations and cutoff; and
●	lack of a formal risk assessment policy for entity-level controls.

We are currently in the process of implementing measures designed to improve our internal control over financial reporting to remediate these remaining material weaknesses, that may include hiring additional financial personnel with accounting and financial reporting expertise, strengthening our account reconciliation framework and cutoff procedures, and developing a formal risk assessment policy in accordance with the COSO framework.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control over Financial Reporting

We previously identified five material weaknesses in our internal controls over financial reporting related to: (1) lack of segregation of duties; (2) certain information technology general controls, including controls over the review of user access roles and administrative access; (3) account reconciliations and cutoff; (4) analysis of significant and unusual transactions; and (5) lack of a formal risk assessment policy for entity-level controls.

During the fiscal year ended December 31, 2025, management successfully remediated two of these five material weaknesses. The material weakness related to information technology general controls was remediated through the implementation of formalized user access review and recertification processes, restriction of administrative access, and quarterly access recertification cycles that operated effectively throughout fiscal year 2025. The material weakness related to the analysis of significant and unusual transactions was remediated through the establishment of formal policies and procedures for identifying and evaluating non-routine transactions, management review and sign-off controls, and quarterly identification checklists that operated effectively across multiple quarterly close cycles during fiscal year 2025.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the year ended December 31, 2025 included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended December 31, 2025 are fairly stated, in all material respects, in accordance with GAAP.

Auditor Attestation Exemption

As an Emerging Growth Company under the Jumpstart Our Business Startups (JOBS) Act, we are exempt from the requirement to obtain an independent auditor attestation report on the effectiveness of our Internal Controls over Financial Reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule16a-1(f) of the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" as such terms are defined under Item 408 of Regulation S-K during the covered period.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Board of Directors

Our business and affairs are managed under the direction of our board of directors. The following table lists the names, ages as of December 31, 2025, and positions of the individuals who serve as our directors:

Name	Age	Position
Paul Kellenberger	66	Chief Executive Officer and Chairman
Amit Jain	46	Director
Joanna Morris	59	Director
Abhay Pande	58	Director
Jane Swift	60	Director

Paul Kellenberger serves as our Chief Executive Officer and as the Chairman of our board of directors. Mr. Kellenberger has served as our Chief Executive Officer of and as a member of our board of directors since December 2006. Prior to his position at zSpace, Mr. Kellenberger was CEO for Chancery Software Ltd., an Enterprise SIS provider, from June 2002 until it was sold to Pearson PLC in May 2006. Prior to Chancery, Mr. Kellenberger was the CEO of Promeo Technologies, a technology company, from May 2000 to May 2002 and Senior Vice President at Inacom Corporation (acquired by Compaq/Hewlett Packard), a computer service company, from January 1997 to January 1999. Mr. Kellenberger also served as a Vice President and Director of Motorola Inc., a telecommunications company, from January 1994 to January 1997. Mr. Kellenberger holds a B.A. in economics from the University of Western Ontario and an M.B.A. from McMaster University.

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

Abhay Pande has served as a member of our board of directors since December 2024. He is currently the President and Chief Investment Officer of Leapfrog Acquisition Corporation, a publicly listed acquisition company. Mr. Pande is a former Investment Banking Managing Director at Citigroup Investment Banking, a position that he held from August 1998 until June 2013, and former private equity Managing Director at American Capital, a position that he held from July 2013 until June 2016. He has also served as a senior advisor with the Albright Stonebridge Group and is Managing Director at Princeton Capital Advisors, which provides transactions and capital advisory services. Mr. Pande received an MBA from the University of Chicago Booth School of Business and a B.A. in economics from Dartmouth College.

Jane Swift has served as a member of our board of directors since December 2024. She is the CEO of Education at Work, a subsidiary of Britebound. Education at work is a national nonprofit committed to reshaping the education-to-career journey through paid, flexible work-based learning opportunities. Ms. Swift spent over fifteen years in state government, holding the offices of governor, lieutenant governor, secretary of consumer affairs and business regulation, and state senator in the State of Massachusetts. Ms. Swift has accumulated a wealth of experience in executive leadership and governance roles including as a chief executive officer; a board chair, member, and committee chair to public, private, and not-for-profit institutions; an adviser to entrepreneurial education companies; and as a partner in a venture capital fund. Since 2007, she has served as a Director and as Chair of the Compensation Committee on the Suburban Propane (NYSE: SPH) board of directors, a publicly traded propane distribution company. Ms. Swift is a Board member of the Hunt Institute, and serves on the Advisory Board of the George W. Bush Institute.

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

Audit Committee

Our audit committee consists of Abhay Pande, Joanna Morris, and Jane Swift, with Abhay Pande serving as the chair. Our board of directors has determined that each of the members of the audit committee meets the independence requirements under Nasdaq and SEC rules and is financially literate. In addition, our board of directors has determined that Abhay Pande is an “audit committee financial expert” within the meaning of the SEC regulations and meets the financial sophistication requirements of the Nasdaq listing rules. In making this determination, the board of directors considered Mr. Pande’s formal education and previous experience in financial roles. This designation does not, however, impose on the individual any supplemental duties, obligations or liabilities beyond those that are generally applicable to the other members of our audit committee and board of directors. Both our independent registered public accounting firm and management periodically meet privately with our audit committee.

The principal functions of the audit committee are expected to include, among other things:

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

Compensation Committee

Our compensation committee is composed of Jane Swift and Abhay Pande, with Jane Swift serving as the chair. The board of directors has determined that each of the members of our compensation committee meets the independence requirements under Nasdaq and SEC rules. Each member of this committee is a “non-employee director” within the meaning of Rule 16b-3 under the Exchange Act.

The principal functions of the compensation committee are expected to include, among other things:

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

The composition and function of the compensation committee complies with all applicable requirements of Nasdaq and all applicable SEC rules and regulations. The Compensation Committee is governed by a charter that complies with the rules of Nasdaq and is available on our website.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Jane Swift and Joanna Morris, with Joanna Morris serving as the chair. The board of directors determined that each of the members of our nominating and corporate governance committee meets the independence requirements under Nasdaq and SEC rules.

The principal functions of the nominating and corporate governance committee are expected to include:

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

The composition and function of the nominating and corporate governance committee complies with all applicable requirements of Nasdaq and all applicable SEC rules and regulations. The nominating and corporate governance committee is governed by a charter that complies with the rules of Nasdaq and is available on our website.

Board Composition

In accordance with the terms of our Charter and Bylaws, our board of directors is classified. The term of our independent directors expires at our next annual meeting of stockholders and the initial term of our non-independent directors will expire at our second annual meeting of stockholders. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation, or removal. Our Charter and Bylaws authorize only the members of the board of directors to fill vacancies on our board of directors. Stockholders representing more than 35% of our voting securities are entitled to nominate two persons for election to our board of directors and stockholders representing 35% or less but more than 25% of our voting securities are entitled to nominate one person for election to our board of directors. In addition, the number of directors constituting the board of directors may be set only by resolution adopted by a majority vote of our entire board of directors. Since dSpace Investments Limited (“dSpace”) owns more than 35% of our voting securities, it is entitled to nominate two persons for election to our board of directors. However, dSpace has elected to nominate only one director in order to allow the board, at its current size, to continue to have a majority of independent members. Currently, Amit Jain has been selected by dSpace to serve on our board of directors.

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

Our board of directors has not yet set a date for our 2026 annual meeting. When the board of directors sets the date for our 2026 annual meeting, to make any nomination of a person or persons for election to the board of directors at the annual meeting, a stockholder must (1) provide timely notice thereof in writing and in proper form to the secretary of the company, (2) provide the information, agreements and questionnaires with respect to such stockholder and its candidate for nomination as required to be set forth in Section 2 of our Bylaws and (3) provide any updates or supplements to such notice at the times and in the forms required by Section 2 of our Bylaws. Stockholders who wish to submit nominations for our board are advised to review the procedures in our bylaws for doing so, which contain the requirements and procedures regarding director nominations.

Executive Officers

The following table lists the names, ages as of December 31, 2025, and positions of the individuals who serve as our executive officers:

Name	Age	Position
Paul Kellenberger	66	Chief Executive Officer and Chairman
Erick DeOliveira	56	Chief Financial Officer
Michael Harper	60	Chief Product, Engineering and Marketing Officer

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

Code of Business Conduct and Ethics

Our Board of directors has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer, and other executive and senior officers. The full text of this code of business conduct and ethics is posted on the investor relations page of our website at https://investor.zspace.com/documents-and-charters and is filed as an exhibit to the Annual Report on Form 10-K. The reference to our website address in this filing does not include or incorporate by reference the information on that website into this filing. We intend to disclose future amendments to certain provisions of this code of business conduct and ethics, or waivers of these provisions, on our website or in public filings to the extent required by the applicable rules.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table presents summary information regarding the total compensation for services rendered in all capacities that was earned for 2025 and 2024 by our principal executive officer and our two most highly compensated executive officers other than our principal executive officer (together, the “NEOs”) as of December 31 2025.

					Non-equity
					Sales Incentive		All other
Name and Principal Position	Year	Base Salary	Stock Awards(1)	Option Awards(2)	Compensation		compensation		Total
Paul Kellenberger	2025	$482,971	$4,781,120	$—	$98,167	(3)	$46,168	(4)	$5,408,426
Chief Executive Officer and Director	2024	$400,000	$—	$2,994,351	$162,311	(5)	$2,900	(6)	$3,559,562

Erick DeOliveira	2025	$383,333	$3,300,400	$—	$23,750	(7)	$37,514	(4)	$3,744,997
Chief Financial Officer	2024	$300,000	$—	$94,497	$—		$2,900	(6)	$397,397

Mike Harper	2025	$387,500	$2,426,240	$—	$159,458	(8)	$37,514	(4)	$3,010,712
Chief Product, Engineering and Marketing Officer	2024	$325,000	$—	$674,831	$131,878	(5)	$2,900	(6)	$1,134,609

(1)	The amount reported in the “Stock Awards” column is based on the grant date fair value of restricted stock units (“RSUs”) granted to the named executive officer computed in accordance with FASB ASC Topic 718. The grant date fair value of these RSU awards was determined based on the closing market price of our common stock on the date of grant. The assumptions made in the valuation of the option awards are discussed in Note 7, “Stock-based Compensation,” of the Notes to the Consolidated Financial Statements included herein.
(2)	The amount reported in the “Option Awards” column is based on the grant date fair value of the option award as computed in accordance with FASB ASC Topic 718. The assumptions made in the valuation of the option awards are discussed in Note 7, “Stock-based Compensation,” of the Notes to the Consolidated Financial Statements included herein.
(3)	The amount reported represents bonus payments made during the 2025 fiscal year to Mr. Kellenberger under the performance cash award provisions of our employee incentive plan, equal to 50% of the approved bonus amounts for each of the 2023 and 2024 fiscal years, based on Company achievement of financial targets and individual achievement of performance goals for those years.
(4)	The amount reported represents (i) 401(k) company matching contributions of $2,000. (ii) $900 of monthly mobile phone compensation earned by such individual and (iii) a payout of previously accrued but unused vacation time in connection with the Company’s transition to an unlimited vacation policy, pursuant to which vacation time is no longer accrued.
(5)	The amount reported is the sum of bonus payments made during the 2024 fiscal year to such individual under the performance cash award provisions of our employee incentive plan for Company achievement of financial targets and personal achievement of individual performance goals during the 2022 fiscal year.
(6)	The amount reported represents (i) 401(k) company matching contributions of $2,000 and $900 of monthly phone compensation earned by such individual.
(7)	The amount reported represents bonus payments made during the 2025 fiscal year to Mr. DeOliveira under the performance cash award provisions of our employee incentive plan, equal to 50% of the approved bonus amounts for the 2024 fiscal year, based on Company achievement of financial targets and individual achievement of performance goals for that year.

(8)	The amount reported represents bonus payments made during the 2025 fiscal year to Mr. Harper under the performance cash award provisions of our employee incentive plan, equal to the total approved bonus amounts for each of the 2023 and 2024 fiscal years, based on Company achievement of financial targets and individual achievement of performance goals for those years.

Narrative Disclosure to Summary Compensation Table

The following describes the material elements of our compensation program as applicable to our NEOs and reflected in the Summary Compensation Table above.

Base Salary

Base salaries for our NEOs were established primarily based on individual negotiations with the executive officers when they joined our company. In determining compensation for our executive officers, we considered salaries provided to executive officers of our peer companies, each executive officer’s anticipated role criticality relative to others at our company, and our determination of the essential need to attract and retain our NEOs. In 2025, the base salaries of each of our executive officers was increased to align their compensation more closely with the median base salary levels of our compensation peer group.

Annual Incentive Awards

Each of our NEOs is eligible to receive an annual cash bonus, payable based upon the achievement of performance goals set annually by our board of directors. During 2025, our board of directors approved a bonus with an aggregate value of $303,500 for 2023 for Messrs. Kellenberger and Harper for achievement of financial targets and personal achievement of individual performance goals during the 2023 fiscal year (the “2023 Bonuses”). In 2025, our board of directors also approved a bonus with an aggregate value of $162,292 for Messrs. Kellenberger, Harper, and DeOliveira for achievement of financial targets and personal achievement of individual performance goals during the 2024 fiscal year (the “2024 Bonuses” and, together with the 2023 Bonuses, the “Accumulated Bonuses”). During 2025, the Company paid 50% of the Accumulated Bonuses for each named executive officer except Mr. Harper, who received 100% of his Accumulated Bonus. The timing and amount of Board-approved bonus payments were determined by our management, based on a number of factors, including the Company’s cash availability and retention considerations.

Employee Benefits and Perquisites

Our NEOs are eligible to participate in our health and welfare plans on the same terms and conditions as those provided to our full-time employees. We also reimburse our NEOs for reasonably incurred and properly documented business expenses. In connection with the Company’s transition to an unlimited vacation policy during 2025, we paid out previously accrued but unused vacation time to our NEOs.

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

2025 Outstanding Equity Awards at Fiscal Year-End

The following table presents, for each of our NEOs, information regarding outstanding stock options as of December 31, 2025.

	Option Awards(1)
	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised
	Options		Options

	Exercisable		Unexercisable		Option Exercise Price	Option Expiration
Name	(#)		(#)		($)	Date
Paul Kellenberger*	233	(2)	—		$720.00	10/23/2027
	266	(3)	—		$720.00	10/23/2027
	3,000	(3)	—		$720.00	02/27/2028
	433,760	(3)	—		$0.53	04/13/2031
	1,864,990	(3)	—		$2.57	03/04/2034
Erick DeOliveira	42,303		14,102	(4)	$2.57	03/04/2034
Mike Harper	71	(3)	—		$720.00	10/23/2027
	333	(3)	—		$720.00	02/27/2028
	97,173	(3)	—		$0.53	04/13/2031
	420,309	(3)	—		$2.57	03/04/2034

(1)	All of the outstanding equity awards were granted under our 2007 Stock Plan or our 2017 Stock Plan, as footnoted below.
(2)	Option issued under the 2007 Plan. The option is fully vested and exercisable.
(3)	Option issued under the 2017 Plan. The option is fully vested and exercisable.
(4)	Option issued under the 2017 Plan and vests with respect to one-third (1/3rd) of the total number of shares subject to the option on the vesting commencement date, which was September 18, 2023, and the remainder vests in 36 equal monthly installments thereafter.
*	Employee Director

Equity Plans

2007 Stock Plan

The 2007 Equity Incentive Plan (the “2007 Stock Plan”) provides for the grant of options, restricted stock and other stock option awards to our directors, employees and consultants and to directors and employees of our subsidiaries or affiliates. As of December 31, 2025, there are a total of 16,587 shares authorized for issuance and a total of 2,089 shares of our common stock are subject to outstanding option awards under the 2007 Stock Plan. Since 2017, we have not granted and do not intend to grant any further awards under the 2007 Stock Plan.

2017 Stock Plan

The 2017 Equity Incentive Plan (the “2017 Stock Plan”) provides for the grant of options, stock appreciation rights, restricted stock and other stock option awards to our directors and employees, and to directors and employees of any of our subsidiaries or affiliates. As of December 31, 2025, the maximum number of shares available for issuance to participants pursuant to awards under the 2017 Plan is 5,982,115. The shares available for issuance under the 2017 Stock Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. As of December 31, 2025, a total of 5,978,727 shares of our common stock are subject to outstanding option awards under the 2017 Stock Plan. Since December 6, 2024, we have not granted and do not intend to grant any further awards under the 2017 Stock Plan.

2024 Stock Plan

In December 2024, we adopted the 2024 Equity Incentive Plan (the “2024 Stock Plan”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. As of December 31, 2025, the number of shares available for issuance under the 2024 Plan is 1,481,354. The shares available for issuance under the 2024 Stock Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. As of December 31, 2025, there were 895,434 shares of our common stock still subject to outstanding awards under the 2024 Plan. The following is a summary of certain provisions of the 2024 Stock Plan, and is qualified in its entirety by the full text of the 2024 Stock Plan, which is filed as an exhibit to this Annual Report on Form 10-K.

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

The DeOliveira Agreement also provides that if Mr. DeOliveira’s employment is terminated without Cause or if Mr. DeOliveira terminates his employment for Good Reason, each as defined in the DeOliveira Agreement, subject to Mr. DeOliveira’s execution and non-revocation of a release of claims in favor of us, then Mr. DeOliveira shall be entitled to (i) salary continuation at his then base salary rate, from the termination date through the twelve month anniversary of the termination date; plus (ii) a pro-rated bonus for the year of termination as determined by our board of directors equal to: (a) the discretionary bonus Mr. DeOliveira would have received for the year of termination, had he remained employed through the payment date of such discretionary bonus, multiplied by (b) a fraction, the numerator of which is the number of days Mr. DeOliveira was employed by us in the year of termination and the denominator being 365. Mr. DeOliveira may also elect to continue to receive group health insurance coverage under our group health plan pursuant to COBRA, and we will reimburse Mr. DeOliveira for such monthly COBRA premiums for twelve months. The DeOliveira Agreement also contains certain restrictions related to confidentiality, non-disparagement and intellectual property assignment that are applicable during or after the time that Mr. DeOliveira is employed by us.

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

Non-Employee Director Compensation

The following table sets forth information concerning our non-employee directors compensation for services during the year ended December 31, 2025. All compensation that we paid to our employee directors is set forth in the table in “Executive Compensation — Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total
Amit Jain (1)	$30,000	$150,000	$-	$-	$180,000
Joanna Morris (2)	$30,000	$150,000	$-	$-	$180,000
Abhay Pande (3)	$30,000	$150,000	$-	$-	$180,000
Jane Swift (4)	$30,000	$150,000	$-	$-	$180,000
Angela Prince (5)	$30,000	$150,000	$-	$-	$180,000
Pankaj Gupta (6)	$30,000	$150,000	$-	$-	$180,000
Total	$180,000	$900,000	$-	$-	$1,080,000
(1)	Mr. Jain has served as a member of our board of directors since April 2021.
(2)	Dr. Morris has served as a member of our board of directors since December 2024.
(3)	Mr. Pande has served as a member of our board of directors since December 2024.
(4)	Ms. Swift has served as a member of our board of directors since December 2024.
(5)	Ms. Prince served as a member of our board of directors from December 2024 until December 9, 2025, when she stepped down from the board of directors.
(6)	Mr. Gupta served as a member of our board of directors from January 2021 until December 9, 2025, when he stepped down from the board of directors.

Beginning in 2025, we paid our non-employee directors an annual cash retention fee of $30,000 and $150,000 in common stock for his or her services.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities authorized for issuance under equity compensation plans

The following table summarizes our equity compensation plan information as of January 31, 2026, which consists of our 2007 Equity Incentive Plan (the “2007 Plan”), our 2017 Equity Incentive Plan (the "2017 Plan"), and our 2024 Equity Incentive Plan (the “2024 Plan”). Information is included for equity compensation plans approved by our stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,853,656	$3.00	1,481,815
Equity compensation plans not approved by security holders	-	-	-
Total	5,853,656	$3.00	1,481,815

Security ownership of certain beneficial owners and management

The following table sets forth certain information regarding the ownership of zSpace’s common stock as of January 31, 2026, by: (i) each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock; (ii) each of our named executive officers; (iii) each of our directors; and (iv) all of our executive officers and directors as a group. Information with respect to beneficial ownership has been furnished by each director, executive officer or beneficial owner of more than five percent of the shares of our common stock.

Beneficial ownership is determined in accordance with SEC rules, which generally attribute beneficial ownership of securities to each person who possesses, either solely or shared with others, the power to vote or dispose of those securities. These rules also treat as outstanding all shares of capital stock that a person would receive upon exercise of stock options held by that person that are immediately exercisable or exercisable within 60 days of January 31, 2026. These shares are deemed to be outstanding and to be beneficially owned by the person holding those options for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated and to the extent known, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Shares (1)
Greater than 5% Stockholders
bSpace Investments Limited (2)	5,506,800	16.5%
dSpace Investments Limited (3)	11,580,670	34.8%
Named Executive Officers and Directors
Erick DeOliveira (4)	107,016	*
Michael Harper (5)	573,283	1.7%
Paul Kellenberger (6)	2,400,534	6.7%
Amit Jain	13,441	*
Joanna Morris	13,441	*
Abhay Pande (7)	40,529	*
Jane Swift	13,441	*
All Directors and Executive Officers as a Group (7 persons)	3,161,685	8.7%
* Less than 1%
(1)	Based on 33,302,983 shares of common stock outstanding as of January 31, 2026.
(2)	Based on a review of the records of the Company’s transfer agent as of January 31, 2026, and information provided in a Schedule 13G filed on February 14, 2025 by bSpace Investments Ltd and Mohammed Al Hassan. The shares are held of record by bSpace Investments Ltd. Mohammed Al Hassan holds 100% of the equity interest in bSpace Investments Ltd in his personal capacity. The address for bSpace Investments Ltd is Emaar Square, Building 4, Office 701, Downtown Dubai, PO Box 215931, United Arab Emirates.
(3)	Based on a review of the records of the Company’s transfer agent as of January 31, 2026, and information provided in a Schedule 13G filed on February 14, 2025 by dSpace Investments Ltd and Pankaj Gupta. The shares are held of record by dSpace Investments Ltd. Pankaj Gupta holds 100% of the equity interest in dSpace Investments Ltd and therefore may be deemed to be the beneficial owner of the securities held by dSpace Investments Ltd. Pankaj Gupta disclaims beneficial ownership of all such securities. The address for dSpace Investments Ltd is Emaar Square, Building 4, Office 701, Downtown Dubai, PO Box 215931, United Arab Emirates.
(4)	Includes (i) 45,436 shares of common stock issuable to Mr. DeOliveira upon the exercise of options that are exercisable within 60 days after January 31, 2026, and (ii) 21,083 shares of common stock issuable upon the vesting of restricted stock units (“RSUs”) within 60 days after January 31, 2026.

(5)	Includes 517,886 shares of common stock issuable to Mr. Harper upon the exercise of options that are exercisable within 60 days after January 31, 2026, and (ii) 17,000 shares of common stock issuable upon the vesting of RSUs within 60 days after January 31, 2026.
(6)	Includes 2,302,249 shares of common stock issuable to Mr. Kellenberger upon the exercise of options that are exercisable within 60 days after January 31, 2026, and (ii) 33,500 shares of common stock issuable upon the vesting of RSUs within 60 days after January 31, 2026.
(7)	Includes 27,088 shares of common stock issuable to Mr. Pande upon the exercise of options that are exercisable within 60 days after January 31, 2026.

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

Other than the transactions described below and the compensation arrangements for our named executive officers, which we describe above, there were no related party transactions to which we were a party since January 1, 2024.

bSpace Investments Limited

bSpace Investments Limited (“bSpace”) owns 5,506,800 common shares, or 16.5%, of our common stock as of January 31, 2026. Mohammed Al Hassan, the Co-CEO of Gulf Islamic Investments, LLC (“GII”), personally holds 100% of the equity interest in bSpace. As such, although GII does not own any securities of bSpace, GII may be deemed to be an affiliate of bSpace.

dSpace Investments Limited

dSpace Investments Limited (“dSpace”) owns 11,580,670 common shares stock, which is 34.8% of our common stock as of January 31, 2026. Pankaj Gupta, one of our directors until his resignation in December 2025 and the Co-CEO of GII, holds 100% of the equity interest in dSpace in his personal capacity. As such, although GII does not own any securities of dSpace, GII may be deemed to be an affiliate of dSpace.

Director Independence

In August 2025, our board of directors determined that each of the directors on our board of directors, other than Paul Kellenberger and Amit Jain qualifies as an independent director under the rules of Nasdaq, and SEC rules and regulations. Under the rules of Nasdaq, unless an explicit exemption exists, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the rules of Nasdaq, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the board of directors reviewed and discussed information provided by our directors and by us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of capital stock by each non-employee director and the transactions involving them described in this section.

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

Item 14. Principal Accountant Fees and Services

We have appointed UHY LLP (“UHY”) to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2025. UHY has served as our independent registered public accounting firm since 2025.

Fees Billed to the Company in fiscal year 2025 and 2024

The following table sets forth the fees billed to us by UHY for the fiscal year ended December 31, 2025, and our prior auditor, BDO USA P.C., for professional services rendered during the fiscal year ended December 31, 2024:

	Year Ended December 31,
	2025	2024
Audit Fees(1)	$236	$1,396
Audit Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$236	$1,396
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

3.2

Amendment to Second Amended and Restated Bylaws of zSpace, Inc., filed with the Secretary of State of the State of Delaware on November 10, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 10-Q filed with the SEC on November 13, 2025).

3.3

Certificate of Designations of Series P Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on January 27, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

3.4	Second Amended and Restated Bylaws of the zSpace, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

4.3

Form of Senior Secured Convertible Note dated April 11, 2025 in the amount of $13,978,495 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

4.4

Amendment to Senior Secured Convertible Note dated October 15, 2025 by and between the Company and the holder set forth on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2025).

4.5

Amendment to Senior Secured Convertible Note dated January 8, 2026 by and between the Company and the holder set forth on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2026).

4.6*	Form of Senior Secured Convertible Note dated March 16, 2026 in the amount of $4,301,075.

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

4.8*	Description of Securities

10.1#	2007 Stock Plan (incorporated by reference to Exhibit 10.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.2#	2017 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.3#	2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.4#	Form of RSU Grant Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to zSpace, Inc.’s registration statement on Form S-1 File No. 333-280427).

10.5#	Form of Incentive Option Grant Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to zSpace, Inc.’s registration statement on Form S-1 File No. 333-280427).

10.6#

Form of Non-Qualified Stock Option Grant Agreement under 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to zSpace, Inc.’s registration statement on Form S-1 File No. 333-280427).

10.7#	Employment Agreement between the Company and Paul Kellenberger, dated May 30, 2024 (incorporated by reference to Exhibit 10.7 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.8#	Employment Agreement between the Company and Erick DeOliveira, dated May 28, 2024 (incorporated by reference to Exhibit 10.8 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.9#	Employment Agreement between the Registrant and Mike Harper, dated May 28, 2024 (incorporated by reference to Exhibit 10.10 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.10

Loan and Security Agreement, by and between Fiza Investments Limited and the Company, dated November 3, 2022 (incorporated by reference to Exhibit 10.17 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.11

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

10.14

Amendment No. 4 to Loan and Security Agreement dated April 11, 2025, by and between Fiza Investments Limited and the Company, dated November 7, 2024 (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.15

Loan Agreement, by and between Fiza Investments Limited and the Company, dated July 11, 2024 by and between Fiza Investments Limited and the Company (incorporated by reference to Exhibit 10.41 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.16

Amendment No. 1 to Loan and Security Agreement dated July 11, 2024, by and between Fiza Investments Limited and the Company, dated October 23, 2024 (incorporated by reference to Exhibit 10.41 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.17

Amendment No. 2 to Loan and Security Agreement dated July 11, 2024, by and between Fiza Investments Limited and the Company, dated November 7, 2024 (incorporated by reference to Exhibit 10.43 of the Company’s registration statement on Form S-1 File No. 333-280427)).

10.18

Amendment No. 3 to Loan and Security Agreement dated April 11, 2025, by and between Fiza Investments Limited and the Company, dated July 11, 2024 (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.19	Form of Security Agreement, dated April 11, 2025 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.20	Form of Intellectual Property Security Agreement (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.21	Form of Intercreditor Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2025).

10.22

Business Loan and Security Agreement by and between Itria Ventures LLC and zSpace, Inc. in the amount of $1,000,000 dated August 20, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).

10.23

Business Loan and Security Agreement by and between Itria Ventures LLC and zSpace, Inc. in the amount of $1,000,000 dated August 20, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).

10.24

Intercreditor Agreement among Itria Ventures LLC, zSpace, Inc. and 3i LP, dated August 20, 2025 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2025).

10.25

Common Stock Purchase Agreement, dated July 8, 2025, between the Company and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2025).

10.26

Securities Purchase Agreement dated January 23, 2026 by and between the Company and the holder set forth on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

10.27†

License Agreement, by and between Supplier and the Company, dated November 10, 2023 (incorporated by reference to Exhibit 10.37 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.28†

Master Supply Agreement, by and between Supplier and the Company, dated August 20, 2021 (incorporated by reference to Exhibit 10.38 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.29†

Amendment to Master Supply Agreement, by and between Supplier and the Company, dated March 11, 2024 (incorporated by reference to Exhibit 10.39 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.30	Supply Agreement, by and between Supplier and the Company, dated July 14, 2023 (incorporated by reference to Exhibit 10.40 of the Company’s registration statement on Form S-1 File No. 333-280427).

10.31*	Form of Indemnification Agreement entered into with Directors and Officers of the Company.

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025).

21.1*	List of Subsidiaries.

23.1*	Consent of UHY LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2025).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
#	Indicates a management contract or compensatory plan or arrangement.
†

Pursuant to Item 601(a)(10) of Regulation S-K, certain exhibits and schedules to this agreement have been omitted. We agree to furnish supplementally to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits and/or schedules.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2026.

zSPACE, INC.

By:	/s/ Paul Kellenberger
Paul Kellenberger
Chairman of the Board of Directors, and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant on March 30, 2026 and in the capacities and on the dates indicated:

Signature	Title

/s/ Paul Kellenberger	Chief Executive Officer and Chairman
Paul Kellenberger	(Principal Executive Officer)

/s/ Erick DeOliveira	Chief Financial Officer
Erick DeOliveira	(Principal Financial and Accounting Officer)

/s/ Amit Jain	Director
Amit Jain

/s/ Joanna Morris	Director
Joanna Morris

/s/ Abhay Pande	Director
Abhay Pande

/s/ Jane Swift	Director
Jane Swift