Form 10-Q
period 2026-03-31
zSpace, Inc.
filed 2026-05-15
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 11, 2026, there were 4,798,430 shares of the registrant’s common stock outstanding.

ZSpace, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2026

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “zSpace,” and “the Company” refer to zSpace, Inc., together with its consolidated subsidiaries, unless the context requires otherwise.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 30, 2026. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

zSpace, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$2,858	$1,021
Accounts receivable, net of allowance for credit losses of $0.1 million	2,593	1,438
Inventory	2,033	2,404
Prepaid expenses and other current assets	1,951	1,622
Total current assets	9,435	6,485
Property and equipment, net	36	37
Capitalized software, net	923	981
Other assets	82	83
Total assets	$10,476	$7,586
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,850	$4,081
Accrued expenses and other current liabilities	3,930	3,703
Convertible debt	2,371	6,199
Other current debt	609	1,405
Current accrued interest	8	12
Deferred revenue, current portion	2,333	1,911
Total current liabilities	13,101	17,311
Series P Preferred Stock liability	2,550	—
Convertible debt, noncurrent	9,358	2,724
Other noncurrent debt	7,923	7,385
Noncurrent accrued interest	2,616	2,354
Deferred revenue, net of current portion	306	320
Total liabilities	35,854	30,094
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of March 31, 2026; 1,619,841 and 1,294,142 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	296,867	293,137
Accumulated other comprehensive income	100	143
Accumulated deficit	(322,345)	(315,788)
Total stockholders’ deficit	(25,377)	(22,508)
Total liabilities and stockholders’ deficit	$10,476	$7,586

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$5,251	$6,759
Cost of goods sold	2,464	3,553
Gross profit	2,787	3,206
Operating expenses:
Research and development	992	1,095
Selling and marketing	2,414	4,002
General and administrative	3,313	3,493
Total operating expenses	6,719	8,590
Loss from operations	(3,932)	(5,384)
Other (expense) income:
Interest expense	(344)	(502)
Other income, net	106	56
Gain on change in fair value of Series P Preferred Stock liability	241	—
Loss on change in fair value of convertible debt	(2,628)	—
Loss before income taxes	(6,557)	(5,830)
Income tax expense	—	2
Net loss	(6,557)	(5,832)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(43)	(72)
Comprehensive loss	$(6,600)	$(5,904)

Net loss available to common shareholders used in basic and diluted earnings per share	$(6,557)	$(5,832)

Net loss per common share – basic and diluted	$(4.70)	$(6.38)

Weighted-average common shares outstanding – basic and diluted	1,394,258	913,975

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Balance, January 1, 2025	913,976	$—	$275,383	$329	$(290,400)	$(14,688)
Stock based compensation	—	—	973	—	—	973
Net loss	—	—	—	—	(5,832)	(5,832)
Foreign currency translation adjustments	—	—	—	(72)	—	(72)
Balance, March 31, 2025	913,976	$—	$276,356	$257	$(296,232)	$(19,619)

Balance, January 1, 2026	1,294,142	—	293,137	143	(315,788)	(22,508)
Stock based compensation	5,725	—	1,551	—	—	1,551
Issuance of common stock for note conversions	278,374	1	1,823	—	—	1,824
Issuance of common stock under equity line of credit	41,600	—	147	—	—	147
Issuance of Series P Preferred Stock warrants	—	—	209	—	—	209
Net loss	—	—	—	—	(6,557)	(6,557)
Foreign currency translation adjustments	—	—	—	(43)	—	(43)
Balance, March 31, 2026	1,619,841	$1	$296,867	$100	$(322,345)	$(25,377)

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,557)	$(5,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Series P Preferred Stock liability	(241)	—
Change in fair value of convertible debt	2,628	—
Non-cash amortization of debt discount	65	17
Provision for excess and obsolete inventory	—	6
Stock-based compensation expense	1,551	973
Depreciation	3	1
Bad debt expense	30	—
Changes in operating assets and liabilities:
Accounts receivable	(1,185)	(662)
Inventory	371	1,248
Prepaid expenses and other assets	(326)	(647)
Accounts payable	(231)	367
Accrued expenses	205	100
Deferred revenue	408	(487)
Accrued interest	258	275
Net cash used in operating activities	(3,021)	(4,641)
Cash flows from investing activities:
Capital expenditures	(2)	—
Net cash used in investing activities	(2)	—
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock Series P	3,000	—
Proceeds from convertible debt	4,000	—
Repayments of convertible debt	(1,999)	—
Proceeds from other debt issuances	1,345	2,000
Fees paid for debt issuance	(12)	(30)
Repayment of other debt issuances	(1,596)	(992)
Proceeds from issuance of common stock from equity line-of-credit	147	—
Net cash provided by financing activities	4,885	978
Effects of exchange rate changes on cash and cash equivalents	(25)	(72)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,837	(3,735)
Cash, cash equivalents and restricted cash, beginning of period	1,021	4,864
Cash, cash equivalents and restricted cash, end of period	$2,858	$1,129
Supplemental disclosure of cash flow information:
Cash paid for interest	$579	210
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$361	$—
Conversion of convertible debt principal and interest payments into common stock	$1,823	$—

See accompanying notes to condensed consolidated financial statements.

ZSPACE, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2026

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

The Company has prepared its unaudited condensed consolidated financial statements in accordance with GAAP in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and notes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026.

All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity Risk and Going Concern

For the three months ended March 31, 2026, the Company incurred a net loss of approximately $6.6 million. For the three months ended March 31, 2025, the Company incurred a net loss of $5.8 million. For the three months ended March 31, 2026 and 2025, the Company incurred negative cash flows from operations of $3.0 million and $4.6 million, respectively. The Company had combined cash, cash equivalents and restricted cash balance of $2.9 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, expanding its partnerships with resellers, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and preferred stock to private investors (Note 6 – Stockholders’ Deficit), the proceeds of its Initial Public Offering (the “IPO”) in December 2024 and debt financing (Note 5 – Debt and Related Party Debt). The Company

evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the condensed consolidated financial statements.

The unaudited condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business and does not include any adjustments to reflect the outcome of this uncertainty.

Foreign Operations

Operations outside the United States include subsidiaries in China and Japan. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of Accumulated Other Comprehensive Income. Income and expense accounts are translated at average exchange rates during the periods presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies used in preparation of these unaudited condensed consolidated financial statements are disclosed in the notes to the consolidated financial statements for the fiscal year ended December 31, 2025 and have not changed significantly since those consolidated financial statements were issued.

Cash, Cash Equivalents, and Restricted Cash

The Company considers cash on hand, deposits in banks, and investments with original maturities of three months or less, such as the Company’s money market funds, to be cash and cash equivalents.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet as of March 31, 2026 and December 31, 2025, to the amounts reported on the condensed consolidated statement of cash flows (in thousands):

	March 31,	December 31,
	2026	2025
Cash	$508	$538
Cash equivalents	2,042	174
Restricted cash	308	309
Total cash, cash equivalents and restricted cash	$2,858	$1,021

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

After all attempts to collect accounts receivable balances have failed, the balance is written off against the allowance for credit losses. As of March 31, 2026 and December 31, 2025, the Company reported an allowance for credit losses balance of $0.1 million.

Series P Preferred Stock Liability

In accordance with ASC 480-10-25-14, the Company determined that the Series P Preferred Stock should be classified as a liability and recorded at fair value as a non-current liability as of March 31, 2026 on the condensed consolidated balance sheet. This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day VWAP of the Company’s common stock).

The Series P Preferred Stock is measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued PIK dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

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

	As of March 31, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$2,042	$—	$—	$2,042
Total financial assets	$2,042	$—	$—	$2,042

Convertible debt subject to credit risk analysis	$—	$11,729	$—	$11,729
Series P Preferred Stock liability	—	—	2,550	2,550
Total financial liabilities	$—	$11,729	$2,550	$14,279

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$174	$—	$—	$174
Total financial assets	$174	$—	$—	$174

Convertible debt subject to credit risk analysis	$—	$8,923	$—	$8,923
Total financial liabilities	$—	$8,923	$—	$8,923

The following table presents the roll-forward of the Series P Preferred Stock liability balance for the three months ended March 31, 2026 (in thousands):

(in thousands)	Amount
Balance at December 31, 2025	$—
Initial recognition	2,791
Change in fair value	(241)
Balance at March 31, 2026	$2,550

The Company measures its convertible debt at fair value on a quarterly basis. The fair value of the Company’s debt approximates book value as of March 31, 2026 utilizing a Monte Carlo simulation using observable market conditions for items such as interest free rates, discount rates and volatility assumptions. The fair value of the convertible debt has been categorized as a Level 2 item as of March 31, 2026.

The Company measures its Series P Preferred Stock liability at fair value on a quarterly basis. The fair value of the Company’s liability is calculated using a Probability Weighted Expected Return Method (“PWERM”) Model which included a Monte Carlo simulation of the share price and volume weighted average price at exit. The scenario probabilities for change in control, maturity expiration and dissolution assumptions are provided by management. The fair value of the convertible stock has been categorized as a Level 3 item as of March 31, 2026.

The significant inputs to the model were as follows:

-	Share price of $0.53 at issuance date of January 27, 2026 and $0.11 at March 31, 2026;
-	Discount rate of 22.72% at issuance date of January 27, 2026 and 23.14% at March 31, 2026;
-	Volatility of 88.05% at issuance date of January 27, 2026 and 99.11% at March 31, 2026;
-	Risk free rate of 3.75% at issuance date of January 27, 2026 and 3.84% at March 31, 2026;
-	Dividend yield of 0.00% at issuance date of January 27, 2026 and at March 31, 2026;
-	Probability of a change in control scenario of 50% at issuance date of January 27, 2026 and at March 31, 2026;
-	Probability of a dissolution scenario of 10% at issuance date of January 27, 2026 and at March 31, 2026;
-	Probability of a maturity expiration scenario of 40% at issuance date of January 27, 2026 and at March 31, 2026;
-	Timing of a change in control scenario of 1 year at issuance date of January 27, 2026 and 0.83 years at March 31, 2026;
-	Timing of a dissolution scenario of 2 years at issuance date of January 27, 2026 and 1.83 years at March 31, 2026; and,
-	Timing of a maturity expiration scenario of 5 years at issuance date of January 27, 2026 and 4.83 years at March 31, 2026;

During the three months ended March 31, 2026, there were no transfers of financial assets and liabilities between Levels 1, 2 or 3.

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

Services: The Company offers installation and/or training services for its products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month. Additionally, the Company offers one-and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. All warranty-related performance obligations are generally fulfilled evenly throughout the contract term. Services also includes post-contract support (“PCS”) which is akin to a stand-ready performance obligation that is provided throughout the contract term. For all services related performance obligations, the Company believes that the passage of time corresponds directly to the satisfaction of the performance obligations; therefore, an output method of measuring progress based on time elapsed during the contract period is used to recognize revenue ratably on a straight-line basis.

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

New Accounting Pronouncements

As of March 31, 2026 there are no new accounting pronouncements affecting the Company other than those discussed in the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026.

3.	REVENUE

Disaggregation of Revenue

The Company earns revenue through the sale of products and services. Product and service revenue are the disaggregation of revenue primarily used by management, as this disaggregation allows for the evaluation of market trends and certain product lines and services vary in renewing versus non-renewing nature.

The following table disaggregates revenue by recognition method for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Point in time	$4,975	$6,368
Over time	276	391
Total	$5,251	$6,759

The following table disaggregates revenue by type of products and services for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Hardware	$2,795	$3,829
Software	1,961	1,952
Services	495	978
Total	$5,251	$6,759

The following table disaggregates revenue by geographic area for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$4,504	$5,799
International	747	960
Total	$5,251	$6,759

The amount of deferred revenue as of March 31, 2026 and December 31, 2025 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations.

As of March 31, 2026 and December 31, 2025, the Company has $2.6 million and $2.2 million in deferred revenue. As of March 31, 2026 approximately $2.3 million of the balance is expected to be earned within the next 12 months and $0.3 million to be earned within the next 13 to 33 months.

As of December 31, 2025 approximately $1.9 million of the balance was expected to be earned within the next 12 months and $0.3 million to be earned within the next 13 to 24 months.

As of March 31, 2026 and December 31, 2025, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory, net

As of March 31, 2026 and December 31, 2025, inventory, net of reserve, consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$1,721	$2,091
Raw materials	312	313
Inventory	$2,033	$2,404

Prepaid and other current assets

Prepaid expenses and other current assets consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Advances to suppliers	$815	$1,163
Deferred software costs	236	147
Prepaid operating expense	900	312
Total prepaid expenses and other current assets	$1,951	$1,622

Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Accrued purchases	$685	$685
Accrued compensation	1,030	1,147
Other current liabilities	2,215	1,871
Total accrued expenses and other current liabilities	$3,930	$3,703

5.	DEBT AND RELATED PARTY DEBT

As of March 31, 2026 and December 31, 2025, debt and related party debt is comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Short-term debt:
Other term loans	$609	$1,405
Total other current debt	609	1,405
Convertible debt	2,371	6,199
Total short-term debt	$2,980	$7,604
Noncurrent debt:
Convertible debt	$11,729	$8,923
Other term loans	8,557	8,809
Less: debt issuance costs	(25)	(19)
Less: current portion	(2,980)	(7,604)
Total Noncurrent debt	$17,281	$10,109

All issuance costs related to the convertible debt issued during the three months ended March 31, 2026 were expensed as incurred.

As of March 31, 2026, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2026	$2,980
2027	10,569
2028	7,379
Less adjustment to fair value of Senior Secured Convertible Debt	(667)
Total	$20,261

During the three months ended March 31, 2026 and 2025, the Company capitalized $31,000 and $30,500, respectively (rounded to thousands), of debt discount and issuance costs on term loans incurred.

Series P Preferred Stock

On January 27, 2026, the Company filed a Certificate of Designations of Series P Convertible Preferred Stock (the “Series P COD”) with the Secretary of State of the State of Delaware. The Series P COD established a new series of preferred stock designated as “Series P Convertible Preferred Stock” (the “Series P Preferred Stock”) and authorized the issuance of up to 5,000,000 shares of Series P Preferred Stock, par value $0.00001 per share. As of March 31, 2026, 1,500,000 shares of Series P Preferred Stock issued and outstanding.

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

Beginning on the third anniversary of the Original Issue Date (as defined in the Series P COD), holders may opt to convert their shares of Series P Preferred Stock into shares of common stock. The conversion rate is determined by dividing the Stated Value (plus accrued unpaid dividends) by the “Conversion Price.” The initial “Conversion Price” was the Stated Value ($2.00) and is subject to adjustment for stock splits, reverse stock splits, stock dividends, and similar events. In connection with the reverse stock split of the Company’s common stock effective April 20, 2026, the Conversion Price was proportionately adjusted from $2.00 to $50.00 in accordance with Section 5(c) of the Series P COD. All outstanding shares of Series P Preferred Stock will automatically convert into shares of common stock on the fifth anniversary of the Original Issue Date. For the automatic conversion occurring on the fifth anniversary of the Original Issue Date, the conversion rate is the lower of (y) the Conversion Price and (z) 80% of the 90-Day VWAP of the Company’s common stock. As a result of the Reverse Stock Split on April 20, 2026, the Series P Preferred Stock is convertible into 60,000 shares of common stock, subject to future adjustments.

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

Classification and Measurement

In accordance with ASC 480-10-25-14, the Company determined that the Series P Preferred Stock should be classified as a liability and recorded at fair value as a non-current liability as of March 31, 2026 on the condensed consolidated balance sheet. This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day VWAP of the Company’s common stock).

The Series P Preferred Stock is measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued PIK dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

In accordance with ASC 480-10-25-14, the Company determined that the changes in fair value of the Series P Preferred Stock liability during the periods presented were primarily attributable to changes in the price of the Company’s common stock and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in consolidated net loss rather than other comprehensive income (loss). The net impact for the three months ended March 31, 2026 and 2025, was a gain of approximately $0.4 million and $0, respectively.

Term Debt

Fiza Amendment

The Company has three outstanding loans as of March 31, 2026 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On April 10, 2025, in connection with the Senior Secured Convertible Note Financing, the maturity date of the Fiza loans were amended to be the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Initial Senior Secured Convertible Note (as defined below). As of March 31, 2026 and December 31, 2025, gross principal amounts due on the Fiza term debt is $7.2 million and have been classified as non-current other term loans on the balance sheet.

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

The proceeds of the New Loan were used to refinance and pay off in full the two existing Loan and Security Agreements with the Lender dated August 20, 2025, which had original principal amounts of $1,000,000 each. In connection with this refinancing, the Company, the Lender, and the Company’s existing Senior Lender, entered into an amended intercreditor agreement (the “Intercreditor Agreement”) to maintain the subordinated status of the New Loan, pursuant to which, among other things, Itria subordinated its security interest in the assets of the Company to the security interest of the Senior Lender and agreed to certain covenants limiting its ability to declare an event of default under the New Loan Agreement.

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

In addition, the New Loan Agreement contains certain customary negative covenants, including that the Company may not incur additional indebtedness other than certain permitted indebtedness. The New Loan Agreement also contains customary events of default, including, but not limited to, upon non-payment, the occurrence of material adverse changes to the Company’s business, or bankruptcy. Upon the occurrence of an event of default, the applicable interest rate would increase by five percentage points and the Lender may declare the outstanding principal and accrued interest immediately due and payable.

Additional Senior Secured Convertible Note Financing

On March 16, 2026, the Company entered into an amendment (the “Amendment”) to the Securities Purchase Agreement dated April 11, 2025 (the “Note SPA”) providing for, among other things, multiple closings pursuant to the Note SPA, rather than a total of two closings (collectively, the “Senior Secured Convertible Note Financing”).

In addition, the Company and the investor (the “Senior Lender”) agreed in the Amendment to conduct a second closing pursuant to the Note SPA, which occurred on March 16, 2026 (the “Second Closing”). On the Second Closing, the Company issued an additional senior secured convertible promissory note in the original principal amount of $4,301,075 (the “Additional Senior Secured Convertible Note”). The Company used the net proceeds from the issuance of the Additional Senior Secured Convertible Note to repay approximately $2,000,000 of existing debt owed to the Senior Lender, and for working capital and general corporate purposes.

The Additional Senior Secured Convertible Note is substantially similar to the form of the original Senior Secured Convertible Note issued by the Company on April 11, 2025 to the Senior Lender in the principal amount of $13,978,495 (the “Initial Senior Secured Convertible Note”), except that the maturity date of the Additional Senior Secured Convertible Note is March 15, 2028, the Initial Conversion Price is $0.28 per share, and the Additional Senior Secured Convertible Note is subject to a floor price of $0.05 per share.

Conversion of Principal and Interest amounts into Common Stock

During the three months ended March 31, 2026, the Company reduced its obligations under the Initial Senior Secured Convertible Note by $1.8 million through the conversion of principal and interest into 278,374 shares of common stock at conversion prices ranging between $3.00 per share to $15.00 per share.

In accordance with ASC 825-10-45-5, the Company determined that the changes in fair value of the Note during the periods presented were primarily attributable to changes in market interest rates and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in net income rather than other comprehensive income.  The net impact for the three months ended March 31, 2026 and 2025, was a loss of approximately $2.6 million and $0, respectively.

6.	STOCKHOLDERS’ DEFICIT

The Company has shares reserved and available for future issuance of common stock as follows as of the periods indicated:

	March 31,	December 31,
	2026	2025
Warrants	4,313	4,313
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	213,890	234,147
Awards outstanding under the 2024 Equity Incentive Plan	27,385	35,818
Shares available for future issuance under convertible debt notes	1,780,837	212,329
Shares available for future issuance under equity line-of-credit agreement	159,115	704
Shares available for future issuance under the 2024 Equity Incentive Plan	48,746	59,273
Shares available for future conversion of Series P Preferred Stock and warrants	75,000	—
Shares authorized and available for future issuance	96,070,873	2,159,267
Total shares reserved and available for future issuance of common stock	98,380,159	2,705,851

Reverse Stock Split

On March 13, 2026, stockholders of the Company, holding shares of outstanding common stock of the Company, took action by written consent and without a meeting pursuant to Section 228 of the Delaware General Corporation Law and the Company’s Amended and Restated Certificate of Incorporation and Bylaws (the “Written Consent”). The Written Consent: (i) authorized the Company’s board of directors to effect a reverse split of the Company’s issued and outstanding Common Stock (the “Reverse Stock Split”) in a ratio of no less than 1-for-15 and no more than 1-for-25 (the “Range”); (ii) authorized the Board of Directors of the Company to determine whether or not to effect a reverse stock split and to determine the exact ratio of a reverse stock split within the Range, each as determined by the Board of Directors in its discretion at any time prior to March 23, 2027; and (iii) approved the form of amendment to the Amended and Restated Certificate of Incorporation effecting a reverse stock split and the subsequent filing thereof with the Secretary of State of the State of Delaware.

On April 16, 2026, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.00001 per share (“common stock”), in the ratio of 1-for-25 (the “Reverse Stock Split”), to be effective at 11:59 p.m., eastern time, on April 20, 2026. As of the effective time of the Reverse Stock Split, every 25 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock, with any fractional shares being rounded up to the next whole share. Proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards, warrants, the number of shares issuable under its equity incentive plans and other existing agreements, as well as the exercise or conversion price, as applicable.

All references to common stock, restricted stock units, warrants, preferred stock, and options to purchase common stock share data, per share data and related information contained in the unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

7.	STOCK BASED COMPENSATION EXPENSE

Equity incentive plans

As of March 31, 2026, the Company had adopted three equity incentive plans in 2007 (the “2007 Plan”), 2017 (the “2017 Plan”) and 2024 (the “2024 Plan, and together with the 2007 Plan and the 2017 Plan, the “Stock Plans”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements. Awards generally expire 10 years from the date of grant.

As of March 31, 2026, a total of 347,695 shares were authorized for issuance under the Stock Plans. As of March 31, 2026, 300,760 shares have been granted or issued under the Stock Plans, leaving 46,935 shares available for future awards. As of December 31, 2025, there were 239,208 shares granted under the 2007 Plan and the 2017 Plan. The shares available for issuance under the 2024 Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. Shares from the 2024 Plan which are forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares from the 2024 Plan which are withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.

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

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the three months ended March 31, 2026:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2025	35,818	$328.25
Vested	(5,725)	352.25
Forfeited	(2,708)	317.66
Non-vested as of March 31, 2026	27,385	$324.25

As of March 31, 2026, total  unrecognized stock-based  compensation cost for RSUs was approximately $7.3 million which is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years. The intrinsic value of RSUs as of March 31, 2026 was $0.1 million.

Determination of fair value of stock options

As of March 31, 2026 and December 31, 2025, the Company had approximately 0.2 million options outstanding under the 2007 Plan and the 2017 Plan. As of March 31, 2026 and December 31, 2025, all options outstanding were granted solely with time-based vesting requirements.

A summary of the Company’s stock option plan and the changes during the period ended March 31, 2026 is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Years	Value
Balance, December 31, 2025	234,147	$75.00	7.00
Expired	(5)	15,000.00
Forfeited	(20,252)	67.45
Balance, March 31, 2026	213,890	$75.72	6.75	$—	(1)
Vested and Exercisable, March 31, 2026	204,488	$75.25	6.66	$—	(1)
Vested and Expected to Vest, March 31, 2026	213,890	$75.72	6.75	$—	(1)

(1) The Company’s closing stock price as of March 31, 2026 is $2.85 per share. As all outstanding options have an exercise price greater than the closing price, there does not exist any intrinsic value as of March 31, 2026.

As of March 31, 2026, there was no significant unrecognized stock-based compensation cost for stock options granted.

Stock-based compensation included in the condensed consolidated statements of operations was as follows:

	Three Months Ended March 31,
	2026	2025
Cost of goods sold	$19	$7
Research and development	81	55
Selling and marketing	383	305
General and administrative	1,068	606
Total stock-based compensation expense	$1,551	$973

8.	TAXES

The Company estimates an annual effective tax rate of (0.07)% for the year ending December 31, 2026 as the Company incurred losses for the three months ended March 31, 2026 and expects to continue to incur losses through the remainder of the fiscal year ending December 31, 2026, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. Therefore, no federal or state income taxes are expected outside of state minimum tax payments. The effective rate during this period includes income tax benefits and exclusions associated with convertible debt interest and changes in valuation allowances related to future deductible temporary differences.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not. As of March 31, 2026, the Company has no uncertain tax positions that require the establishment of a reserve.

9.	NET LOSS PER SHARE

Net loss per common share (“EPS”) is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options and convertible securities. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares. Diluted EPS for convertible securities is calculated using the ‘if-converted’ method, assuming all convertible securities outstanding during the period were converted into common stock at the beginning of the reporting period, resulting in an adjustment to both the numerator net loss and denominator (weighted average shares outstanding) to reflect the potential dilution from such conversions.

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

In computing the net loss available to common shareholders, adjustments to the carrying value of preferred shares as a result of a modification accounted for as an extinguishment during a period should be subtracted or added to the net loss in arriving at the net loss available to common shareholders.

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Net loss available to common shareholders used in basic and diluted earnings per share	$(6,557)	$(5,832)
Weighted average number of common shares used in basic and diluted earnings per share	1,394,258	913,975
Net loss per common share – basic and diluted	$(4.70)	$(6.38)

For the three months ended March 31, 2026 and 2025, the following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

Three Months Ended March 31:	2026	2025
Incentive stock options	213,890	239,368
Restricted stock units	27,385	53,823
Warrants	4,313	4,313
Shares available for future issuance under the Series P Preferred Stock	60,000	—
Shares available for future issuance under the convertible debt note	1,780,837	—
Shares available for future issuance under equity line-of-credit agreement	159,115	—
Total	2,245,540	297,504

10.	RELATED PARTY TRANSACTIONS

Gulf Islamic Investments Holding, LLC (“GII”)

In connection with the hiring in 2023 of the Company’s Chief Financial Officer, Erick DeOliveira, the Company has expensed and accrued $0.2 million as of March 31, 2026 with a related party, GII, for recruitment fees paid on the Company’s behalf by GII.

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

On May 16, 2022, we entered into a merger agreement (the “EdtechX Merger Agreement”) with EdtechX Holdings Acquisition Corp II (“EdtechX”), a Special Purpose Acquisition Company (“SPAC”). The Original Merger Agreement with EdtechX was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing. A trial date has been set for January 20, 2027. The Company believes this lawsuit is without merit and intends to vigorously defend itself against these allegations. The Company has not accrued any amount related to this matter based on the belief that the amount of liability is not currently probable or estimable.

On February 9, 2026, Jiangxi Kmax Industrial Co., Ltd. (“KMax”) filed a complaint against zSpace in the United States District Court for the Northern District of California. The complaint arises from a Software Resale License Agreement, dated July 24, 2019, and alleges breach of contract related to unpaid revenue share invoices totaling $557,940 plus interest. The Company has responded denying the allegations and asserting counterclaims based on breach of contract (confidentiality and IP related provisions) and trade secret theft. Plaintiff’s answer is due June 10, 2026. The Company has recorded an account payable of $0.6 million as of March 31, 2026 and December 31, 2025 in connection with this matter.

On March 11, 2026, Kmax filed a second complaint against the Company and certain of its current and former officers in the U.S. District Court for the Southern District of New York. The complaint alleged violations of federal securities laws as well as various state common law claims. The allegations arose from Kmax's $15 million investment in the Company’s pre-IPO private placement financings between 2017 and 2019. Kmax sought compensatory and rescissory damages, interest, and costs. In May 2026, Kmax filed a Notice of Voluntary Dismissal pursuant to Federal Rule of Civil Procedure 41(a)(1)(A)(i), voluntarily dismissing this matter. As of the date of this filing, no further proceedings remain pending with respect to this matter, and the Company has not accrued any amount related thereto.

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of March 31, 2026, the Company had $16.2 million in purchase obligations outstanding.

12.MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended March 31, 2026 and 2025, there were no individual customers which represented 10% or more of the Company’s total revenue.

As of March 31, 2026, one customer accounted for approximately 12% of the Company’s accounts receivable. As of December 31, 2025, one customer accounted for approximately 11% of the Company’s accounts receivable.

13.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) which allows participants to defer from 0% to 100% of cash compensation. The 401(k) Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The 401(k) Plan allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the 401(k) Plan totaled approximately $0.1 million for both of the three months ended March 31, 2026 and 2025.

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

The following table presents selected financial information about revenues, expenses and net loss for the three months ended March 31, 2026 and 2025 for the Company’s one reportable segment:

	Three Months Ended March 31,
	2026	2025
Revenues:
Hardware	$2,795	$3,829
Software	1,961	1,952
Services	495	978
Total revenues	5,251	6,759
Cost of goods sold
Hardware	1,597	2,417
Software	592	672
Services	275	464
Total cost of goods sold	2,464	3,553
Gross profit	2,787	3,206
Operating expenses:
Research and development	286	190
Software engineering	288	283
Platform engineering	418	622
Sales	802	2,019
General and administrative	3,313	3,493
Marketing and business development	1,554	1,848
International sales	58	135
Total operating expenses	6,719	8,590
Loss from operations	(3,932)	(5,384)
Other (expense) income:
Interest expense	(344)	(502)
Other income (expense), net	106	56
Gain on change in fair value of Series P Preferred Stock liability	241	—
Loss on change in fair value of convertible debt	(2,628)	—
Loss before income taxes	(6,557)	(5,830)
Income tax expense	—	2
Segment net loss	$(6,557)	$(5,832)

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended March 31, 2026, except as follows.

Settlement of trade payable balance

On April 13, 2026, the Company entered into an agreement to settle a vendor dispute related to an outstanding payable. Under the terms of the agreement, the Company agreed to a final payment of $0.1 million to settle a previously recorded liability of $0.7 million. The Company will record the $0.6 million difference in the unaudited condensed consolidated statement of operations for the three months ending June 30, 2026.

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

Our Business Model

We generate revenue by selling our hardware products, software and professional development services to our customers.

Hardware Product Revenue

Our laptops are designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is the Inspire, our latest laptop product built in partnership with a major PC OEM. Hardware Product revenue accounted for 53% and 57% of our total revenue for the three months ended March 31, 2026 and 2025, respectively.

Software Applications Revenue

We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for 37% and 29% of our total revenue for the three months ended March 31, 2026 and 2025, respectively. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

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

Services Revenue

We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one- and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for 9% and 14% of our total revenue for the three months ended March 31, 2026 and 2025, respectively.

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

	Three months ended March 31,
(in thousands)	2026	2025
Bookings	$6,121	$6,659

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 43% and 29% for the three months ended March 31, 2026 and 2025, respectively, while K-12 bookings accounted for approximately 57% and 71%, for the three months ended March 31, 2026 and 2025, respectively.

Subsequent to March 31, 2025, we experienced significant cancellations ("debooks") of previously reported customer commitments that affect full year bookings performance. These debooks totaled $1.7 million for the three months ended March 31, 2025. The primary factors contributing to these debooks were customer financial constraints.

Management believes the disclosure of these material debooks provides investors with important context for evaluating business performance. While we do not routinely adjust previously reported bookings figures for normal course cancellations, the magnitude of these debooks was deemed material enough to warrant specific disclosure in this Quarterly Report on Form 10-Q.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 10% and 3% for the three months ended March 31, 2026 and 2025, respectively.

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

To monitor our ability to retain and grow our customer base for our software we monitor the annualized contract value of active software licenses, with particular attention to customers with at least $50,000 in ACV. Our ACV for the three months ended March 31, 2026 and 2025 was approximately $10.1 million and $11.6 million, respectively. We calculate our Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar- Based Retention Rate. For the trailing twelve-month period ended March 31, 2026 and 2025, our NDRR on customers with at least $50,000 of ACV was 65% and 97%, respectively.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as GAAP net loss adjusted for interest expense, depreciation and amortization expense, offering costs related to financing activities, stock-based compensation, change in fair value of convertible debt, change in fair value of Series P Preferred Stock liability and income tax expense. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Three Months Ended March 31,
	2026	2025
GAAP Net Loss	$(6,557)	$(5,832)
Add back (deduct):
Interest expense	344	502
Depreciation and amortization	3	1
Income tax expense	—	2
Offering costs	146	—
Stock-based compensation	1,551	973
Loss on change in fair value of convertible debt	2,628	—
Gain on change in fair value of Series P Preferred Stock liability	(241)	—
Adjusted EBITDA	$(2,126)	$(4,354)

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Revenues:
Hardware	2,795	$3,829	$(1,034)	(27)%
Software	1,961	1,952	9	0%
Services	495	978	(483)	(49)%
Total Revenues	5,251	6,759	(1,508)	(22)%
Cost of goods sold(1)	2,464	3,553	(1,089)	(31)%
Gross profit	2,787	3,206	(419)	(13)%
Operating expenses:
Research and development(1)	992	1,095	(103)	(9)%
Selling and marketing(1)	2,414	4,002	(1,588)	(40)%
General and administrative(1)	3,313	3,493	(180)	(5)%
Total operating expenses	6,719	8,590	(1,871)	(22)%
Loss from operations	(3,932)	(5,384)	1,452	(27)%
Other (expense) income:
Interest expense	(344)	(502)	(158)	(31)%
Other income (expense), net	106	56	50	89%
Gain on change in fair value of Series P Preferred Stock liability	241	—	241	N/A
Loss on change in fair value of convertible debt	(2,628)	—	(2,628)	N/A
Loss before income taxes	(6,557)	(5,830)	(727)	12%
Income tax expense	—	2	(2)	N/A %
Net loss	$(6,557)	$(5,832)	$(725)	12%
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025

Cost of goods sold	$19	$7
Research and development	81	55
Sales and marketing	383	305
General and administrative	1,068	606
Total stock-based compensation expense	$1,551	$973

Comparison of financial results for the three months ended March 31, 2026 and 2025

Revenue

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Revenues:
Hardware	$2,795	$3,829	$(1,034)	(27)%
Software	1,961	1,952	9	0%
Services	495	978	(483)	(49)%
Total Revenues	$5,251	$6,759	$(1,508)	(22)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$10,066	$11,621	$(1,555)	(13)%
Net Dollar Retention Rate (NDRR)	65%	97%	(32)%

Total revenue decreased by $1.5 million, or 22%, for the three months ended March 31, 2026 to $5.3 million as compared to the three months ended March 31, 2025. This decrease in revenue is primarily attributable to lower hardware and software revenues attributable to uncertainty in our K-12 end-user markets where funding sources have been disrupted, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $1.0 million or 27%, to $2.8 million for the three months ended March 31, 2026, from $3.8 million for the three months ended March 31, 2025. The decrease in hardware revenue was primarily attributable to a decrease in units shipped. For the three months ended March 31, 2026 and 2025, hardware revenue as a percentage of total revenue was 53% and 57%, respectively.

Software revenue remained relatively flat at $2.0 million for the three months ended March 31, 2026 and 2025.  For the three months ended March 31, 2026 and 2025, software revenue as a percentage of total revenue is 37% and 29%, respectively.

Our key software retention metrics are as follows: (1) ACV as of March 31, 2026 decreased to $10.1 million as compared to March 31, 2025 of $11.6 million and (2) NDRR for the trailing twelve-month period ended March 31, 2026 was 65%, as compared to 97% for the trailing twelve-month period ended March 31, 2025.

Service revenue decreased by $0.5 million or 49%, to $0.5 million for the three months ended March 31, 2026, from $1.0 million for the three months ended March 31, 2025. The decrease in revenue was primarily attributable to decreased sales of extended warranty and technology support services and reflects the revenue recognition of expiring contracts in Q1 FY 25. For the three months ended March 31, 2026 and 2025, services revenue as a percentage of total revenue was 9% and 14%, respectively.

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%
Cost of goods sold:
Hardware	$1,597	$2,417	$(820)	(34)%
Software	592	672	(80)	(12)%
Services	275	464	(189)	(41)%
Total cost of goods sold	$2,464	$3,553	$(1,089)	(31)%

For the three months ended March 31, 2026, total cost of goods sold decreased by $1.1 million, or 31%, to $2.5 million compared to $3.6 million for the three months ended March 31, 2025. This decrease was primarily attributable to reduced hardware costs of $0.8 million due to fewer units sold partially and the lower cost of laptops and accessories, including the launch of zStylus 1 in December 2025. For the three months ended March 31, 2026 and 2025, gross margin was 53% and 47%, respectively.

Cost of hardware sold decreased by $0.8 million, or 34%, to $1.6 million for the three months ended March 31, 2026, from $2.4 million for the three months ended March 31, 2025. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops.

For the three months ended March 31, 2026 and 2025, hardware gross margin was 43% and 37%, respectively.

Cost of software sold decreased by $0.1 million or 12%, to $0.6 million for the three months ended March 31, 2026, from $0.7 million for the three months ended March 31, 2025. The decrease in cost of software sold corresponded to decreased sales of third-party point-in-time software and overall software application sales. For the three months ended March 31, 2026 and 2025, software gross margin was 70%  and 66%, respectively.

Cost of services sold decreased by $0.2 million or 41%, to $0.3 million for the three months ended March 31, 2026, from $0.5 million for the three months ended March 31, 2025. For the three months ended March 31, 2026 and 2025, services gross margin was 44% and 53%, respectively.

Operating Expenses

	Three Months Ended March 31,		Change
(in thousands)	2026	2025	$	%

	(unaudited)
Operating Expenses:
Research and development	$992	$1,095	$(103)	(9)%
Selling and marketing	2,414	4,002	(1,588)	(40)%
General and administrative	3,313	3,493	(180)	(5)%
Total operating expenses	$6,719	$8,590	$(1,871)	(22)%

For the three months ended March 31, 2026, operating expenses decreased by $1.9 million, or 22%, to $6.7 million from $8.6 million for the three months ended March 31, 2025. The decrease in expenses was primarily due to decreased costs in personnel expenses, travel related expenses and consulting expenses and fees incurred through the three months ended March 31, 2026.

Research and development expenses decreased by $0.1 million or 9%, to $1.0 million for the three months ended March 31, 2026, from $1.1 million for the three months ended March 31, 2025. The decrease in expenses was primarily attributable to a decrease in compensation costs resulting from lower headcount.

Selling and marketing expenses decreased by $1.6 million or 40%, to $2.4 million for the three months ended March 31, 2026, from $4.0 million for the three months ended March 31, 2025. The decrease in expenses was mainly due to lower compensation and commission expenses associated with the reduced sales team and fewer sales, and less travel related expenses, reflecting decreased staff size and fewer performance-based incentives being reached.

General and administrative expenses decreased by $0.2 million or 5%, to $3.3 million for the three months ended March 31, 2026, from $3.5 million for the three months ended March 31, 2025. The decrease in expenses was primarily attributable to lower consulting related expenses primarily related to lower audit costs and the fees incurred for the issuance of convertible debt in March 2025.

Interest Expense

	Three Months Ended
	March 31,		Change
(in thousands)	2026	2025	$	%
Interest expense	$(344)	$(502)	$(158)	(31)%

For the three months ended March 31, 2026, interest expense decreased by $0.2 million, or 31%, to $0.3 million, from $0.5 million for the three months ended March 31, 2025. The decrease in interest expense was primarily attributable to a lower interest rate on the convertible debt entered into in April 2025 compared to the debt paid off with a portion of the proceeds from the convertible debt.

Income Tax Expense

Income tax expense for each of the three months ended March 31, 2026 and 2025 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2026 of (0.07)% as we incurred losses for the three months ended March 31, 2026 and expect to continue to incur losses through the remainder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2025 and 2024 was 0.1% and 0.1%, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(3,021)	$(4,641)
Net cash used in investing activities	$(2)	$—
Net cash provided by financing activities	$4,885	$978

Operating Activities

For the three months ended March 31, 2026, our operating activities used cash of $3.0 million, primarily due to our net loss of $6.6 million and the changes in our operating assets and liabilities of $0.5 million, partially offset by adjustments for non-cash charges, including stock-based compensation expense of $1.6 million, the change in fair value of convertible debt of $2.0 million, non-cash amortization of debt discount of $0.1 million, and bad debt expense of $30,000. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.2 million and prepaid and other assets of $0.3 million and a decrease in accounts payable of $0.2 million, partially offset by the change in fair value of the Series P Preferred Stock liability of $0.2 million, a decrease in inventory of $0.4 million and an increase in accrued expenses of $0.2 million, deferred revenue of $0.5 million and accrued interest of $0.3 million.

For the three months ended March 31, 2025, our operating activities used cash of $4.6 million, primarily due to our net loss of $5.8 million partially offset by changes in our operating assets and liabilities of $0.2 million and adjustments for non-cash charge, including stock-based compensation expense of $1.0 million. The change in our operating assets and liabilities was primarily the result of a decrease in inventory of $1.2 million and an increase in accounts payable of $0.4 million, and accrued interest of $0.3 million, partially offset by an increase in accounts receivable of $0.7 million and prepaid expenses and other assets of $0.7 million, and a decrease in accrued expenses of $0.2 million, deferred revenue of $0.5 million and accrued interest of $0.3 million.

Investing Activities

For the three months ended March 31, 2026 and 2025, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the three months ended March 31, 2026, net cash provided by financing activities was $4.9 million primarily due to proceeds from convertible debt of $4.0 million, proceeds from other debt issuances of $1.3 million, proceeds from issuance of common stock from equity line-of-credit of $0.1 million, and proceeds from issuance of Preferred Stock Series P of $3.0 million partially offset by repayment of convertible debt of $2.0 million and other debt issuances of $1.6 million.

For the three months ended March 31, 2025, net cash provided by financing activities was $1.0 million due to proceeds from other term debt issuances of $2.0 million partially offset by repayment of other debt issuances of $1.0 million, and fees paid for debt issuance of $30,000.

Liquidity and Capital Resources

As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $322.3 million and $315.8 million, respectively. Our net losses were $6.6 million and $5.8 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $2.9 million and $1.0 million, respectively. In April 2025, we raised $14.0 million in a Senior Secured Convertible Note Financing. See Note 5 – Debt and Related Party Debt to our condensed consolidated financial statements for the three months ended March 31, 2026 elsewhere in this report for additional information. In the three months ended March 31, 2026 and the year ended December 31, 2025, we raised $7.0 million and $18.5 million, respectively, for an aggregate total all-time of $50.5 million through debt and financing arrangements, including $13.0 million of convertible debt, $7.5 million of net proceeds from the IPO, $9.3 million under loan and security agreements with Fiza, $5.0 million in convertible notes and $5.6 million in other debt issuances. In May 2024 and June 2024, we entered into multiple loan agreements from an existing lender to borrow a total of $3.5 million secured by certain of our assets. Our accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, uncertainties frequently encountered by companies in the technology industry and the dependency on closing this offering are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 to our condensed consolidated financial statements for the three months ended March 31, 2026 included elsewhere in this report for additional information on our assessment.

During the three months ended March 31, 2026, we incurred a net loss of $6.6 million, had Adjusted EBITDA of ($2.1) million and had negative cash flows from operations of $3.0 million. For the years ended December 31, 2025, we incurred a net loss of $25.4 million, and incurred negative cash flows from operations of $18.0 million. We had combined cash and cash equivalents of $2.9 million and $1.0 million as of March 31, 2026 and December 31, 2025, respectively. We have incurred operating losses and negative cash flows from operations since inception. Our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing our products, availability of additional financing, gaining customer acceptance and uncertainty of achieving future profitability among other factors discussed under “Cautionary Note Regarding Forward - Looking Statements”. Our success depends on the outcome of our research and development activities, scale-up and successful partnering and commercialization of our products and product candidates. In February 2025, we entered into two Loan and Security agreements that provided us with $2.0 million in financing. In April 2025, we entered into a convertible debt agreement that may provide us with up to $20.0 million in financing. In July 2025, we entered into an equity line-of-credit agreement that may provide us with up to $30.0 million in equity. In August 2025, we entered into new debt loans that provided us with $2.0 million in financing.

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

Debt and Financing Arrangements

Fiza Term Debt.

The Company has three outstanding loans as of March 31, 2026 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On April 10, 2025, in connection with the Initial Senior Secured Convertible Note (as defined) in Note 5 – Debt and Related Party Debt to the condensed consolidated financial statements, the maturity date of the Fiza loans were amended to be the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Senior Secured Convertible Note (as defined in Note 5 – Debt and Related Party Debt to the condensed consolidated financial statements). The repayment schedule for the Fiza loans is such that beginning on the latter to occur of December 31, 2027 or the date in which there is no debt outstanding under the Initial Senior Secured Convertible Note (the “Convertible Note Repayment Date”), the Company will repay all remaining principal and interest under the Fiza loans over twelve equal monthly installments. In addition, the interest rate of the Fiza loans dated July 11, 2024 was lowered from 25% to 20% and the Company is only required to make payments of interest under such loans until the Convertible Note Repayment Date. As of March 31, 2026 and December 31, 2025, gross principal amounts due on the Fiza term debt is $7.2 million and have been classified as non-current other term loans on the balance sheet.

Other Term Loans.

On August 20, 2025, the Company entered into two Loan and Security Agreements with Itria Ventures LLC (“Itria”) in the principal amounts of $1,000,000 each (“Term Loans 10 and 11”) for an aggregate total of $2,000,000 at a rate of 18.00% to 18.99% per year. On March 19, 2026, the Company, entered into a new Loan and Security Agreement the (“New Loan Agreement”) with Itria in connection with the refinancing of all of its outstanding debt with Itria. Pursuant to the New Loan Agreement, the Lender agreed to provide the Company with a term loan in the principal amount of $1,344,500 (the “New Loan”) at an interest rate of 18.99% per year. The New Loan is payable on a monthly basis in 24 equal installments, maturing on the 24-month anniversary of the funding date. The proceeds of the New Loan were used to refinance and pay off in full Term Loans 10 and 11. See Note 5 – Debt and Related Party Debt for more information.

The outstanding balance of all Itria loans as of March 31, 2026 and December 31, 2025 is $1.3 million and $1.6 million, respectively.

Senior Secured Convertible Note Financing.

On April 10, 2025, the Company entered into a securities purchase agreement (the “Note SPA”) with an investor, (the “Senior Lender”), pursuant to which the Company sold, and the Senior Lender purchased, a senior secured convertible note issued by the Company (the “Initial Senior Secured Convertible Note,” and such financing, the “Senior Secured Convertible Note Financing”) in the original principal amount of $13,978,495, which is convertible into shares of the Company’s common stock. The Senior Secured Convertible Note Financing initially closed on April 11, 2025. The gross proceeds to the Company from the Initial Senior Secured Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000.

In addition, the Company and Senior Lender agreed in the Amendment to conduct a second closing pursuant to the Note SPA, which occurred on March 16, 2026 (the “Second Closing”). On the Second Closing, the Company issued an additional senior secured convertible promissory note in the original principal amount of $4,301,075 (the “Additional Senior Secured Convertible Note,” and together with the Initial Senior Secured Convertible Note, the “Senior Secured Convertible Note”). The Company used the net proceeds from the issuance of the Additional Senior Secured Convertible Note to repay approximately $2,000,000 of existing debt owed to the Senior Lender, and for working capital and general corporate purposes.

Subject to the satisfaction of certain conditions contained in the Note SPA (including mutual agreement by the Company and the Senior Lender), the Company may issue additional senior secured convertible note to the Note Investor in the principal amount of $3,225,807 (for additional gross proceeds of $3,000,000).

Description of the Senior Secured Convertible Notes

The Senior Secured Convertible Notes were issued with an original issue discount of 7.0% and accrues interest at a rate of 6.0% per annum. The Initial Senior Secured Convertible Note matures on April 11, 2027, unless extended pursuant to the terms thereof. The Additional Senior Secured Convertible Note is matures on March 15, 2028, unless extended pursuant to the terms thereof. Interest on the Initial Senior Secured Convertible Note is guaranteed through April 11, 2027 regardless of whether the Initial Senior Secured Convertible Note is earlier converted or redeemed. Interest on the Additional Senior Secured Convertible Note is guaranteed through March 15, 2028 regardless of whether the Additional Senior Secured Convertible Note is earlier converted or redeemed. The Senior Secured Convertible Notes are secured by a first priority security interest in substantially all the assets of the Company, including its intellectual property.

The Senior Secured Convertible Notes are convertible (in whole or in part) at any time prior to their maturity into the number of shares of common stok equal to (x) the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, and (iii) all accrued and unpaid late charges with respect to such principal and interest amounts, if any, divided by (y) a conversion price of $309.75 per share (for the Initial Senior Secured Convertible Note) or a conversion price of $7.00 (for the Additional Senior Secured Convertible Note) (each, the “Initial Conversion Price” and such shares issuable upon conversion of the Senior Secured Convertible Notes, the “Conversion Shares”). In addition, upon the effectiveness of the registration statement covering the resale of the Conversion Shares and before the 90th day after the applicable closing, the Senior Lender has the right to convert up to $750,000 (or a higher amount mutually agreed upon by the parties) principal per month, priced at 97% of the lowest volume-weighted average price of the Common Stock (“VWAP”) in the 10 trading days prior to the conversion. Pursuant to the Note SPA, in certain cases, the Senior Lender must limit the selling of common stock to the higher of (i) 15% of the daily trading volume or (ii) $100,000 per trading day. At no time may the Senior Lender hold or be required to take more than 4.99% (or up to 9.99% at the election of the Senior Lender pursuant to the Senior Secured Convertible Notes) of the outstanding common stock.

The conversion price of the Initial Senior Secured Convertible Note was subject to a floor price of $49.50, which was amended on October 15, 2025, to $15.00. The conversion price of the Additional Senior Secured Convertible Note is subject to a floor price of $1.25.

In addition, if an Event of Default (as defined in the Senior Secured Convertible Notes) has occurred under the  Senior Secured Convertible Notes, the Senior Lender may elect to convert all or a portion of the Senior Secured Convertible Notes into shares of common stock at a price equal to the lesser of (i) 80% of the VWAP of the shares of common stock as of the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice and (ii) 80% of the average VWAP of common stock for the five trading days with the lowest VWAP of the shares of common stock during the ten consecutive trading day period ending and including the trading day immediately preceding the delivery or deemed delivery of an applicable Event of Default notice.

Upon the occurrence of an Event of Default, the Company is required to deliver written notice to the Senior Lender within one business day. At any time after the earlier of (a) the Senior Lender’s receipt of an Event of Default notice, and (b) the Senior Lender becoming aware of an Event of Default, the Senior Lender may require the Company to redeem all or any portion of the Senior Secured Convertible Notes a 10% premium. Upon an Event of Default, the Senior Secured Convertible Notes shall bear interest at a rate of 11.0% per annum.

Beginning 90 days after April 11, 2025, and every month thereafter, the Company must repay the Senior Lender $665,643 towards the principal balance of Initial Senior Secured Convertible Note and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of common stock, at the Company’s option and beginning 90 days after March 16, 2026, and every month thereafter, the Company must repay the Senior Lender $204,413 towards the principal balance of Additional Senior Secured Convertible Note and any accrued and unpaid interest in cash or, provided certain conditions are satisfied, shares of common stock, at the Company’s option (collectively, the “Installment Amount”). The Senior Lender also has the right to accelerate monthly repayment obligations by receiving shares of common stock. For any Installment Amount paid in the form of shares of common stock, the applicable conversion price will be equal to the lesser of (a) the Initial Conversion Price, and (b) 95% of the lowest VWAP in the ten trading days immediately prior to such conversion.

In connection with a “Change of Control” (as defined in the Senior Secured Convertible Notes), the Senior Lender will have the right to require the Company to redeem all or any portion of the Senior Secured Convertible Notes in cash at a price equal to 110% times the sum of (i) the portion of the principal amount to be converted or redeemed, (ii) all accrued and unpaid interest with respect to such principal amount, (iii) a “make-whole” amount to ensure that, if paid, the Senior Lender will have received the guaranteed interest pursuant to the Note and (iv) all accrued and unpaid late charges with respect to the amounts described in (i), (ii) and (iii), if any.

The Additional Senior Secured Convertible Note is substantially similar to the form of the Initial Senior Secured Convertible Note, except that the maturity date of the Additional Senior Secured Convertible Note is March 15, 2028, the Initial Conversion Price is $0.28 per share, and the Additional Senior Secured Convertible Note is subject to a floor price of $0.05 per share.

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in October 2027, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of March 31, 2026, we had approximately $16.2 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2026.

Critical Accounting Estimates

As discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition, including Standalone Selling Price (“SSP”) and the allocation of the transaction price; leases; impairment of intangible assets; impairment of long-lived assets; valuation of accounts receivable; valuation of inventory; valuation of debt and embedded features; stock compensation; and income taxes (including uncertain tax positions). There have been no significant changes to the Company’s accounting policies subsequent to December 31, 2025.

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

For contracts with multiple performance obligations, the transaction price is allocated based on SSP, with list prices typically used for most items. For post-contract support services (“PCS”) significant judgement is involved based on factors such as specific services offered, business models and operational efficiency. The Company regularly reassesses this estimate as changes could materially impact revenue recognition timing and amounts.

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

For the recent convertible note described in Note 5 – Debt and Related Party Debt, we elected the fair value option under ASC 825, measuring the entire instrument at fair value with changes recognized in earnings. This election is irrevocable and applied to the whole instrument, consistent with ASC 825-10 guidance. Key estimates include the valuation of original issue discount, accrued interest, and make-whole provisions, which require assumptions about discount rates, credit risk, and market conditions. The fair value option under ASC 825 simplifies the accounting by eliminating the need to bifurcate embedded derivatives under ASC 815 and aligns with the principles outlined in ASC 470 for debt instruments.  This approach requires ongoing reassessment of fair value inputs and assumptions, which can significantly affect reported earnings and liabilities. All fees related to the convertible note were expensed as incurred and not recorded as debt issuance costs.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the time periods required.

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

The Company has identified material weaknesses in our internal control over financial reporting as of March 31, 2026, relating to: (i) the lack of segregation of duties; (ii) account reconciliation and cutoff; and (iii) the lack of a formal risk assessment policy for entity level controls. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2026.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the three months ended March 31, 2026 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2026 are fairly stated, in all material respects, in accordance with GAAP.

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

The information concerning legal proceedings set forth in Note 11 — Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in  “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, or future operating results and cash flows. We do not believe that there have been any material changes to the risk factors disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities by the Company during the period covered by this report that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The documents listed in the Index to Exhibits of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of zSpace, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

3.2

Certificate of Designations of Series P Convertible Preferred Stock as filed with the Secretary of State of the State of Delaware on January 27, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

3.3

Certificate of Amendment to Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 16, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2026).

3.4	Second Amended and Restated Bylaws of the zSpace, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

3.5

Amendment to Second Amended and Restated Bylaws of zSpace, Inc., filed with the Secretary of the State of Delaware on November 10, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025).

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

4.6

Form of Senior Secured Convertible Note dated March 16, 2026 in the amount of $4,301,075 (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed on April 11, 2025; substantially identical to the filed form except as to date of issuance and principal amount).

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

10.1

Securities Purchase Agreement dated January 23, 2026 by and between the Company and the holder set forth on the signature page thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

Exhibit No.	Description

10.2	Amendment to Securities Purchase Agreement, dated March 16, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2026).

10.3

Business Loan and Security Agreement by and between Itria Ventures LLC and zSpace, Inc. in the amount of $1,344,500 dated March 19, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2026).

10.4

Intercreditor Agreement among Itria Ventures LLC, zSpace, Inc. and 3i, LP, dated March 19, 2026 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2026).

10.5

Amendment No. 4 dated March 22, 2026 to Loan and Security Agreement dated July 11, 2024, by and between zSpace, Inc. and Fiza Investments Limited (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2026).

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

Date: May 15, 2026

ZSPACE, INC.

By:	/s/ Paul Kellenberger
Name:	Paul Kellenberger
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erick DeOliveira
Name:	Erick DeOliveira
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)