Form 10-Q
period 2026-06-30
zSpace, Inc.
filed 2026-08-14
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 10, 2026, there were 37,067,903 shares of the registrant’s common stock outstanding.

ZSpace, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2026

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

Part I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

zSpace, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$856	$1,021
Accounts receivable, net of allowance for credit losses of $0.1 million	2,609	1,438
Inventory	1,996	2,404
Prepaid expenses and other current assets	1,839	1,622
Total current assets	7,300	6,485
Property and equipment, net	35	37
Capitalized software, net	865	981
Other assets	82	83
Total assets	$8,282	$7,586
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,351	$4,081
Accrued expenses and other current liabilities	2,937	3,703
Convertible debt	820	6,199
Other current debt	638	1,405
Current accrued interest	8	12
Deferred revenue, current portion	2,902	1,911
Total current liabilities	10,656	17,311
Series P and P 2 Preferred Stock liability	5,045	—
Convertible debt, noncurrent	5,036	2,724
Other noncurrent debt	544	7,385
Noncurrent accrued interest	—	2,354
Deferred revenue, net of current portion	186	320
Total liabilities	21,467	30,094
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of June 30, 2026; 37,058,212 and 1,294,142 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	308,831	293,137
Accumulated other comprehensive income	41	143
Accumulated deficit	(322,058)	(315,788)
Total stockholders’ deficit	(13,185)	(22,508)
Total liabilities and stockholders’ deficit	$8,282	$7,586

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$5,396	$7,459	$10,647	$14,218
Cost of goods sold	2,352	4,285	4,816	7,838
Gross profit	3,044	3,174	5,831	6,380
Operating expenses:
Research and development	814	1,274	1,806	2,369
Selling and marketing	2,161	3,948	4,575	7,950
General and administrative	3,804	4,281	7,118	7,774
Gain from settlement of vendor claims	(1,198)	—	(1,198)	—
Total operating expenses	5,581	9,503	12,301	18,093
Loss from operations	(2,537)	(6,329)	(6,470)	(11,713)
Other (expense) income:
Interest expense	(241)	(301)	(585)	(803)
Other income, net	63	14	169	70
Gain on extinguishment of convertible and other debt	4,052	—	4,052	—
(Loss) gain on change in fair value of Series P and P 2 Preferred Stock liability	(34)	—	207	—
(Loss) gain on change in fair value of convertible debt	(1,006)	525	(3,634)	525
Income (loss) before income taxes	297	(6,091)	(6,261)	(11,921)
Income tax expense	9	11	9	13
Net income (loss)	288	(6,102)	(6,270)	(11,934)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(59)	(59)	(102)	(131)
Comprehensive income (loss)	$229	$(6,161)	$(6,372)	$(12,065)

Net income (loss) available to common shareholders used in basic and diluted earnings per share	$288	$(6,102)	$(6,270)	$(11,934)

Net income (loss) per common share – basic	$0.02	$(6.64)	$(0.62)	$(13.02)

Net income (loss) per common share – diluted	$0.01	$(6.64)	$(0.62)	$(13.02)

Weighted-average common shares outstanding – basic	18,706,169	918,739	10,098,017	916,370

Weighted-average common shares outstanding – diluted	25,344,206	918,739	10,098,017	916,370

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Three Months Ended June 30, 2025:
Balance, April 1, 2025	913,976	$—	$276,356	$257	$(296,232)	$(19,619)
Stock based compensation	134	—	1,843	—	—	1,843
Issuance of common stock from options exercised	3,391	—	97	—	—	97
Issuance of common stock for note conversions for convertible debt	11,307	—	1,532	—	—	1,532
Net loss	—	—	—	—	(6,102)	(6,102)
Foreign currency translation adjustments	—	—	—	(59)	—	(59)
Balance, June 30, 2025	928,808	$—	$279,828	$198	$(302,334)	$(22,308)

Three Months Ended June 30, 2026:
Balance, April 1, 2026	1,619,841	$1	$296,867	100	$(322,346)	$(25,378)
Stock based compensation	4,278	—	1,592	—	—	1,592
Issuance of common stock for note conversions for convertible debt	5,238,307	—	5,902	—	—	5,902
Common stock issued in connection with abeyance shares	—	—	937	—	—	937
Issuance of common stock for debt restructuring (Note 5)	30,195,786	—	3,533	—	—	3,533
Net income	—	—	—	—	288	288
Foreign currency translation adjustments	—	—	—	(59)	—	(59)
Balance, June 30, 2026	37,058,212	$1	$308,831	41	$(322,058)	$(13,185)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Six Months Ended June 30, 2025:
Balance, January 1, 2025	913,976	$—	$275,383	$329	$(290,400)	$(14,688)
Stock based compensation	134	—	2,828	—	—	2,828
Issuance of common stock from options exercised	3,391	—	85	—	—	85
Issuance of common stock for note conversions for convertible debt	11,307	—	1,532	—	—	1,532
Net loss	—	—	—	—	(11,934)	(11,934)
Foreign currency translation adjustments	—	—	—	(131)	—	(131)
Balance, June 30, 2025	928,808	$—	$279,828	$198	$(302,334)	$(22,308)

Six Months Ended June 30, 2026:
Balance, January 1, 2026	1,294,142	—	293,137	143	(315,788)	$(22,508)
Stock based compensation	10,003	1	3,143	—	—	3,144
Issuance of common stock for note conversions for convertible debt	5,516,681	—	7,725	—	—	7,725
Issuance of common stock under equity line of credit, net	41,600	—	147	—	—	147
Common stock issued in connection with abeyance shares	—	—	937	—	—	937
Issuance of common stock for debt restructuring (Note 5)	30,195,786	—	3,533	—	—	3,533
Issuance of Series P Preferred stock warrants	—	—	209	—	—	209
Net loss	—	—	—	—	(6,270)	(6,270)
Foreign currency translation adjustments	—	—	—	(102)	—	(102)
Balance, June 30, 2026	37,058,212	$1	$308,831	41	$(322,058)	$(13,185)

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,270)	$(11,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Series P Preferred Stock liability	(207)	—
Change in fair value of convertible debt	3,634	(525)
Non-cash amortization of debt discount	128	58
Provision for excess and obsolete inventory	—	180
Stock-based compensation expense	3,143	2,828
Depreciation	6	3
Bad debt expense	47	—
Gain on extinguishment of convertible debt	(4,052)	—
Loss on extinguishment of debt	—	31
Gain from settlement of vendor claims	(1,198)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,218)	(1,498)
Inventory	408	462
Prepaid expenses and other assets	(213)	(1,243)
Accounts payable	(147)	(408)
Accrued expenses	(138)	10
Deferred revenue	859	53
Accrued interest	237	416
Net cash used in operating activities	(4,981)	(11,567)
Cash flows from investing activities:
Capital expenditures	(5)	(15)
Net cash used in investing activities	(5)	(15)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock Series P	3,000	—
Proceeds from convertible debt	4,000	13,000
Repayments of convertible debt	(1,808)	—
Proceeds from other debt issuances	1,345	2,000
Fees paid for debt issuance	(12)	(30)
Repayment of other debt issuances	(1,737)	(6,780)
Proceeds from issuance of common stock from equity line-of-credit	147	—
Proceeds from exercise of common stock options	—	85
Net cash provided by financing activities	4,935	8,275
Effects of exchange rate changes on cash and cash equivalents	(114)	(167)
Net decrease in cash, cash equivalents and restricted cash	(165)	(3,474)
Cash, cash equivalents and restricted cash, beginning of period	1,021	4,864
Cash, cash equivalents and restricted cash, end of period	$856	$1,390
Supplemental disclosure of cash flow information:
Cash paid for interest	$579	279
Cash paid for income taxes	$—	17
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$361	$—
Conversion of convertible debt principal and interest payments into common stock	$7,726	$1,532
Issuance of common stock for debt restructuring	$4,469	$—

See accompanying notes to condensed consolidated financial statements.

ZSPACE, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2026

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

Liquidity Risk and Going Concern

For the six months ended June 30, 2026, the Company incurred a net loss of approximately $6.3 million. For the six months ended June 30, 2025, the Company incurred a net loss of $11.9 million. For the six months ended June 30, 2026 and 2025, the Company incurred negative cash flows from operations of $5.0 million and $11.6 million, respectively. The Company had combined cash, cash equivalents and restricted cash balance of $0.9 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, expanding its partnerships with resellers, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and preferred stock to private investors (Note 6 – Stockholders’ Deficit), the proceeds of its Initial Public Offering (the “IPO”) in December 2024 and debt financing (Note 5 – Debt and Related Party Debt). The Company evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet as of June 30, 2026 and December 31, 2025, to the amounts reported on the condensed consolidated statement of cash flows (in thousands):

	June 30,	December 31,
	2026	2025
Cash	$145	$538
Cash equivalents	401	174
Restricted cash	310	309
Total cash, cash equivalents and restricted cash	$856	$1,021

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

After all attempts to collect accounts receivable balances have failed, the balance is written off against the allowance for credit losses. As of June 30, 2026 and December 31, 2025, the Company reported an allowance for credit losses balance of $0.1 million.

Series P and P 2 Preferred Stock Liability

In accordance with ASC 480-10-25-14, the Company determined that the Series P and P 2 Preferred Stock should be classified as a liability and recorded at fair value as a non-current liability as of June 30, 2026 on the condensed consolidated balance sheet. This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day VWAP of the Company’s common stock).

The Series P and P 2 Preferred Stock is measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued PIK dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

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

	As of June 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$401	$—	$—	$401
Total financial assets	$401	$—	$—	$401

Convertible debt subject to credit risk analysis	$—	$5,856	$—	$5,856
Series P and P 2 Preferred Stock liability	—	—	5,045	5,045
Total financial liabilities	$—	$5,856	$5,045	$10,901

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$174	$—	$—	$174
Total financial assets	$174	$—	$—	$174

Convertible debt subject to credit risk analysis	$—	$8,923	$—	$8,923
Total financial liabilities	$—	$8,923	$—	$8,923

The following table presents the roll-forward of the Series P and Series P 2 Preferred Stock liability balance for the six months ended June 30, 2026 (in thousands):

(in thousands)	Series P Amount	Series P 2 Amount	Total Series Preferred Stock Liability Amount
Balance at December 31, 2025	$—	$—	$—
Initial recognition	2,791	2,461	5,252
Change in fair value	(102)	(105)	(207)
Balance at June 30, 2026	$2,689	$2,356	$5,045

The Company measures its convertible debt at fair value on a quarterly basis. The fair value of the Company’s debt approximates book value as of June 30, 2026 utilizing a Monte Carlo simulation using observable market conditions for items such as interest free rates, discount rates and volatility assumptions. The fair value of the convertible debt has been categorized as a Level 2 item as of June 30, 2026.

The Company measures its Series P and Series P 2 Preferred Stock liability at fair value on a quarterly basis. The fair value of the Company’s liability is calculated using a Probability Weighted Expected Return Method (“PWERM”) Model which included a Monte Carlo simulation of the share price and volume weighted average price at exit. The scenario probabilities for change in control, maturity expiration and dissolution assumptions are provided by management. The fair value of the Series P and Series P 2 convertible stock has been categorized as a Level 3 item as of June 30, 2026.

The following table provides the inputs used to measure the Series P and Series P 2 Preferred Stock at the issuance date and June 30, 2026:

	Series P	Series P 2
Share price at issuance date	$13.25	$0.15
Share price at June 30, 2026	$0.21	$0.21
Discount rate at issuance date	22.72%	26.08%
Discount rate at June 30, 2026	32.59%	31.90%
Volatility at issuance date	88.05%	125.79%
Volatility at June 30, 2026	127.88%	124.57%
Risk free rate at issuance date	3.75%	4.08%
Risk free rate at June 30, 2026	4.08%	4.09%
Dividend yield at issuance date and June 30, 2026	0.00%	0.00%
Probability of a change in control at issuance date and June 30, 2026	50.00%	50.00%
Probability of a dissolution scenario at issuance date and June 30, 2026	10.00%	10.00%
Probability of a maturity expiration scenario at issuance date and June 30, 2026	40.00%	40.00%
Timing of a change in control scenario at issuance date (in years)	1.00	0.67
Timing of a change in control scenario at June 30, 2026 (in years)	0.59	0.59
Timing of a dissolution scenario at issuance date (in years)	2.00	1.67
Timing of a dissolution scenario at June 30, 2026 (in years)	1.59	1.59
Timing of a maturity expiration scenario at issuance date (in years)	5.00	5.00
Timing of a maturity expiration scenario at June 30, 2026 (in years)	4.60	4.93

During the three and six months ended June 30, 2026, there were no transfers of financial assets and liabilities between Levels 1, 2 or 3.

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

In transactions where the Company provides user-based based software licenses to a customer, zSpace recognizes software revenue ratably on a straight-line basis. These fees charged to its customers are recognized on a gross basis as zSpace has determined that it is the principal in the transaction. As a principal to the transaction, the Company obtains control of the third-party software licenses before control is transferred to the customer. The fees paid to third parties for software licenses are recognized as transaction expenses and recorded in cost of goods sold in the condensed consolidated statements of operations and comprehensive income (loss).

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

New Accounting Pronouncements

As of June 30, 2026 there are no new accounting pronouncements affecting the Company other than those discussed in the financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 30, 2026.

3.	REVENUE

Disaggregation of Revenue

The Company earns revenue through the sale of products and services. Product and service revenue are the disaggregation of revenue primarily used by management, as this disaggregation allows for the evaluation of market trends and certain product lines and services vary in renewing versus non-renewing nature.

The following table disaggregates revenue by recognition method for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Point in time	$5,132	$7,110	$10,107	$13,478
Over time	264	349	540	740
Total	$5,396	$7,459	$10,647	$14,218

The following table disaggregates revenue by type of products and services for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Hardware	$2,859	$4,311	$5,654	$8,140
Software	2,151	2,396	4,112	4,348
Services	386	752	881	1,730
Total	$5,396	$7,459	$10,647	$14,218

The following table disaggregates revenue by geographic area for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$5,053	$6,532	$9,557	$12,331
International	343	927	1,090	1,887
Total	$5,396	$7,459	$10,647	$14,218

The amount of deferred revenue as of June 30, 2026 and December 31, 2025 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations.

As of June 30, 2026 and December 31, 2025, the Company has $3.1 million and $2.2 million in deferred revenue. As of June 30, 2026 approximately $2.9 million of the balance is expected to be earned within the next 12 months and $0.2 million to be earned within the next 13 to 33 months. We recognized approximately $0.8 million of revenue during the six months ended June 30, 2026 that was included in the $2.2 million deferred revenue balance as of December 31, 2025.

As of December 31, 2025 approximately $1.9 million of the balance was expected to be earned within the next 12 months and $0.3 million to be earned within the next 13 to 58 months.

As of June 30, 2026 and December 31, 2025, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory

As of June 30, 2026 and December 31, 2025, inventory, net of reserve, consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$1,685	$2,091
Raw materials	311	313
Inventory	$1,996	$2,404

Prepaid and other current assets

Prepaid expenses and other current assets consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Advances to suppliers	$901	$1,163
Deferred software costs	227	147
Prepaid operating expense	711	312
Total prepaid expenses and other current assets	$1,839	$1,622

Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Accrued purchases	$—	$685
Accrued compensation	980	1,147
Other current liabilities	1,957	1,871
Total accrued expenses and other current liabilities	$2,937	$3,703

During the three and six months ended June 30, 2026, the Company settled two outstanding vendor claims. The related liabilities, which were carried at December 31, 2025 as $0.6 million in accounts payable and $0.6 million in accrued expenses and other current liabilities, were extinguished with the settlements, resulting in a gain of $1.2 million presented as “Gain from settlement of vendor claims” in the condensed consolidated statements of operations and comprehensive income (loss).

5.	DEBT AND RELATED PARTY DEBT

As of June 30, 2026 and December 31, 2025, debt and related party debt is comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Short-term debt:
Other term loans	$638	$1,405
Total other current debt	638	1,405
Convertible debt	820	6,199
Total short-term debt	$1,458	$7,604
Noncurrent debt:
Convertible debt	$5,856	$8,923
Other term loans	1,203	8,809
Less: debt issuance costs	(20)	(19)
Less: current portion	(1,458)	(7,604)
Total Noncurrent debt	$5,581	$10,109

All issuance costs related to the convertible debt issued during the three and six months ended June 30, 2026 were expensed as incurred.

As of June 30, 2026, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2026	$1,458
2027	3,003
2028	2,579
Total	$7,040

During the three and six months ended June 30, 2026 and 2025, the Company capitalized $31,000 and $30,500, respectively, of debt discount and issuance costs on term loans incurred.

3i and Fiza Debt Restructuring

On May 28, 2026, the Company entered into a series of related agreements and corporate actions to restructure approximately $12.0 million of outstanding indebtedness owed to two noteholders: 3i, LP, a Delaware limited partnership (“3i”), and Fiza Investments Limited, a Cayman Islands entity (“Fiza” and, together with 3i, the “Holders”). The transactions consist of (i) the conversion of a portion of the amounts owed to 3i and all amounts owed to Fiza into shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), and a newly created series of preferred stock designated as Series P-2 Convertible Preferred Stock (“Series P-2 Preferred”), (ii) the amendment of 3i’s remaining senior convertible note, (iii) the amendment of the Certificate of Designations of the Company’s Series P Convertible Preferred Stock, and (iv) the creation of the new Series P-2 Preferred, each as described in more detail below.

3i Debt Restructuring Agreement

On May 28, 2026 (the “Closing Date”), the Company converted an aggregate of $2,000,000 of outstanding principal and other owed amounts under its senior secured convertible notes into shares of Common Stock. Specifically, the converted amount consisted of (i) $789,110 (the “First Note Converted Amount”) of outstanding principal and other owed amounts under a senior secured convertible note originally issued on April 11, 2025 in the original principal amount of $13,978,495 (the “First Note”), and (ii) an amount of interest and Make-Whole Amounts (as defined in the Second Note) equal to $2,000,000 minus the First Note Converted Amount, drawn from a senior secured convertible note issued on March 16, 2026 in the original principal amount of $4,301,075 (the “Second Note”). Conversion of the First Note

Converted Amount fully satisfies and discharges all obligations under the First Note. In connection with the 3i debt restructuring, the Company recorded a gain on debt extinguishment of $1.2 million during the three and six months ended June 30, 2026.

The conversion price for the shares of Common Stock issuable to 3i pursuant to the 3i Agreement is $0.2385 per share, a fixed price equal to 150% of the closing price of the Common Stock on the OTC Markets on the trading day immediately preceding the Closing Date. The number of shares of Common Stock issuable to 3i pursuant to the 3i Agreement is equal to $2,000,000 divided by such conversion price, rounded up to the nearest whole share.

Simultaneously, the Second Note (as reduced by the converted amounts described above) was amended effective as of the Closing Date (as so amended, the “Amended Note”). Under the Amended Note, 3i will be subject to a nine (9)-month conversion moratorium during which it may not exercise any conversion right. Commencing on the date that is nine (9) months after the Closing Date, the Company will be obligated to repay the Amended Note in nine (9) equal consecutive monthly installments of combined principal, interest and Make-Whole Amounts (as defined in the Amended Note), with the final installment due eighteen (18) months after the Closing Date.

The 3i Agreement also includes customary representations and warranties of the parties, a limitation on the beneficial ownership of 3i in the Company’s Common Stock of 4.99% of the total outstanding Common Stock immediately after giving effect to such issuance (increasing to 9.99% on or after June 20, 2026), and a 60-day standstill on 3i’s ability to declare an Event of Default (as defined in the Amended Note) as a result of the Company’s Common Stock being suspended from trading on Nasdaq.

Under Section 6(a) of the 3i Agreement, in the event that any issuance of Conversion Shares to 3i would otherwise cause 3i to exceed a beneficial ownership limitation equal to 4.99% (or 9.99% on or after June 20, 2026) of the number of shares of Common Stock outstanding immediately after giving effect to such issuance (the "Beneficial Ownership Limitation"), the Company shall only issue such number of Conversion Shares as would not cause 3i to exceed the maximum number of Conversion Shares permitted under Section 6(a), as directed by 3i, with the balance to be held in abeyance until notice from 3i that the balance, or a portion thereof, may be issued in compliance with such limitations. The abeyance is evidenced through the 3i Agreement. 3i may, upon notice to the Company, increase or decrease the Beneficial Ownership Limitation, provided that it shall in no event exceed 9.99% of the outstanding shares of Common Stock, and any increase is not effective until the sixty-first day after such notice is delivered to the Company.

As of June 30, 2026, 6,321,912 Conversion Shares were held in abeyance under Section 6(a). The Company is obligated to issue those Conversion Shares upon notice from 3i, and 3i is not entitled to cash or any other consideration in lieu of those shares. Because the obligation is to issue a fixed number of Conversion Shares in respect of consideration settled at the Closing, and neither the 3i Agreement nor the Amended Note permits or requires settlement in cash or other assets, the obligation is classified within permanent stockholders' equity and is not subsequently remeasured. The Conversion Shares held in abeyance are excluded from shares issued and outstanding as of June 30, 2026 and are included in the weighted-average number of shares used to compute basic net income (loss) per share from the Closing Date.

 Fiza Debt Conversion

 On May 28, 2026, the Company converted an aggregate amount of $10,003,916, consisting of $7,201,695 in principal (the “Principal”) and $2,802,221 in accrued interest (the “Interest”) as follows (i) the Principal into shares of Common Stock at a fixed conversion price equal to $0.2385 per share, 150% of the closing price of the Common Stock on the OTC Markets on the trading day immediately preceding the Closing Date; and (ii) the Interest into shares of the newly created Series P-2 Preferred at a fixed conversion price of $1.00 per share, resulting in the issuance of 2,802,221 shares of Series P-2 Preferred to Fiza.

Series P Preferred Stock

On January 27, 2026, the Company filed a Certificate of Designations of Series P Convertible Preferred Stock (the “Series P COD”) with the Secretary of State of the State of Delaware. The Series P COD established a new series of preferred stock designated as “Series P Convertible Preferred Stock” (the “Series P Preferred Stock”). On May 28, 2026,

the Company filed an Amendment to the Certificate of Designations of Series P Convertible Preferred Stock of zSpace, Inc.  As of June 30, 2026, 1,500,000 shares of Series P Preferred Stock were issued and outstanding. The principle terms of the Series P Preferred are as follows:

Designation and Amount. Up to 2,000,000 shares of Series P Preferred are authorized, par value $0.00001 per share, with a stated value of $1.00 per share. Series P Preferred ranks pari passu with the Series P-2 Convertible Preferred Stock and senior to Common Stock and all other junior shares as to payment of dividends, distribution of assets upon liquidation, and redemption rights.

Dividends. Each share of Series P Preferred is entitled to cumulative dividends at a rate of 18% per annum, payable annually, compounding annually from the original issue date. Dividends are payable only in shares of Series P Preferred. No dividends may be paid on shares junior to the Series P Preferred unless dividends on Series P Preferred have first been paid in full.

Voting Rights. Series P Preferred votes on an as-converted basis together with the Common Stock. So long as any shares of Series P Preferred remain outstanding, the Company may not, without the affirmative vote of a majority of the outstanding shares of Series P Preferred, (a) alter or change the powers, preferences or rights of the Series P Preferred, (b) authorize or create any class of stock ranking senior to or pari passu with the Series P Preferred, (c) amend the Certificate of Incorporation in any manner adversely affecting Series P Preferred holders, (d) increase the authorized shares of preferred stock, or (e) enter into any agreement with respect to the foregoing.

Liquidation. Upon any liquidation, dissolution, winding-up, or Change of Control Transaction (as defined in the Series P COD), holders of Series P Preferred are entitled to receive, for each share, before any distribution to holders of junior shares, an amount equal to the greater of (a) the stated value plus accrued and unpaid dividends and other amounts due, or (b) the amount such holder would receive if the share had been converted into Common Stock at the then-applicable conversion price immediately prior to such event.

Conversion. Each share of Series P Preferred is convertible into Common Stock at the option of the holder beginning on the third anniversary of the original issue date. The conversion price is equal to the stated value ($1.00) plus accrued dividends, divided by the then-applicable conversion price (initially $1.00 per share of Common Stock, subject to customary anti-dilution adjustments). Conversion is subject to a 4.99% (or 9.99% at the holder’s election) beneficial ownership limitation.

Amendment to Series P Convertible Preferred Stock

In connection with the foregoing transactions, on May 28, 2026, the Board of Directors of the Company (the “Board”), with the prior written consent of the holder of all of the outstanding shares of Series P Convertible Preferred Stock, approved, and directed the Company to file with the Secretary of State of the State of Delaware, a Certificate of Amendment to the Certificate of Designations of Series P Convertible Preferred Stock of zSpace, Inc. (the “Series P Amendment”). The Series P Amendment: (i) reduces the authorized number of shares of Series P Convertible Preferred Stock from 5,000,000 to 2,000,000 shares; and (ii) reduces the current Conversion Price of the Series P Convertible Preferred Stock to $1.00 per share. All other terms of the Certificate of Designations of Series P Convertible Preferred Stock were not affected by the Series P Amendment.

Series P-2 Convertible Preferred Stock

 On May 29, 2026, the Company filed a Certificate of Designations of Series P-2 Convertible Preferred Stock of zSpace, Inc. (the “Series P-2 COD”), creating a new series of preferred stock designated as “Series P-2 Convertible Preferred Stock” upon filing with the Secretary of State of the State of Delaware. The principal terms of the Series P-2 Preferred are as follows:

 Designation and Amount. Up to 3,000,000 shares of Series P-2 Preferred are authorized, par value $0.00001 per share, with a stated value of $1.00 per share. Series P-2 Preferred ranks pari passu with the Series P Convertible Preferred

Stock and senior to Common Stock and all other junior shares as to payment of dividends, distribution of assets upon liquidation, and redemption rights.

 Dividends. Each share of Series P-2 Preferred is entitled to cumulative dividends at a rate of 18% per annum, payable annually, compounding annually from the original issue date. Dividends are payable only in shares of Series P-2 Preferred. No dividends may be paid on shares junior to the Series P-2 Preferred unless dividends on Series P-2 Preferred have first been paid in full.

 Voting Rights. Series P-2 Preferred votes on an as-converted basis together with the Common Stock. So long as any shares of Series P-2 Preferred remain outstanding, the Company may not, without the affirmative vote of a majority of the outstanding shares of Series P-2 Preferred, (a) alter or change the powers, preferences or rights of the Series P-2 Preferred, (b) authorize or create any class of stock ranking senior to or pari passu with the Series P-2 Preferred (other than Series P), (c) amend the Certificate of Incorporation in any manner adversely affecting Series P-2 Preferred holders, (d) increase the authorized shares of preferred stock, or (e) enter into any agreement with respect to the foregoing.

 Liquidation. Upon any liquidation, dissolution, winding-up, or Change of Control Transaction (as defined in the Series P-2 COD), holders of Series P-2 Preferred are entitled to receive, for each share, before any distribution to holders of junior shares, an amount equal to the greater of (a) the stated value plus accrued and unpaid dividends and other amounts due, or (b) the amount such holder would receive if the share had been converted into Common Stock at the then-applicable conversion price immediately prior to such event.

 Conversion. Each share of Series P-2 Preferred is convertible into Common Stock at the option of the holder beginning on the third anniversary of the original issue date. The conversion price is equal to the stated value ($1.00) plus accrued dividends, divided by the then-applicable conversion price (initially $1.00 per share of Common Stock, subject to customary anti-dilution adjustments). Conversion is subject to a 4.99% (or 9.99% at the holder’s election) beneficial ownership limitation.

Classification and Measurement of Series P and P 2 Preferred Stock Liability

In accordance with ASC 480-10-25-14, the Company determined that the Series P and Series P 2 Preferred Stocks should be classified as a liability and recorded at fair value as a non-current liability as of June 30, 2026 on the condensed consolidated balance sheet. This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day VWAP of the Company’s common stock).

The Series P and Series P 2 Preferred Stocks are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued PIK dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

In accordance with ASC 480-10-25-14, the Company determined that the changes in fair value of the Series P and Series P 2  Preferred Stocks liability during the periods presented were primarily attributable to changes in the price of the Company’s common stock and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in consolidated net loss rather than other comprehensive income (loss). The net impact for the three months ended June 30, 2026 and 2025, was a loss of approximately $34,000 and $0, respectively. The net impact for the six months ended June 30, 2026 and 2025, was a gain of approximately $0.2 million and $0, respectively.

As of June 30, 2026, there are 1,500,000 and 2,802,221 shares outstanding of the Series P and Series P 2 Preferred stock, respectively.

Term Debt

Fiza Amendment

As discussed above, on May 28, 2026, the outstanding principal balance of the Fiza loans of $7.2 million were restructured and converted into common stock. The outstanding accrued interest balance of $2.8 million was converted into Series P 2 Preferred Stock. In connection with the conversion of principal and accrued interest under the Fiza loans, the Company recorded a gain on debt extinguishment of $3.1 million during the three and six months ended June 30, 2026. As of June 30, 2026, there remains no outstanding amounts under the Fiza loans.

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

Conversion of Principal and Interest amounts into Common Stock

During the six months ended June 30, 2026, the Company reduced its obligations under the Initial Senior Secured Convertible Note by $1.8 million through the conversion of principal and interest into 278,374 shares of common stock at conversion prices ranging between $3.00 per share to $15.00 per share.

In accordance with ASC 825-10-45-5, the Company determined that the changes in fair value of the Note during the periods presented were primarily attributable to changes in market interest rates and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in net income rather than other comprehensive income.  The net impact for the three months ended June 30, 2026 and 2025, was a loss of approximately $1.0 million and a gain of approximately $0.5 million, respectively. The net impact for the six months ended June 30, 2026 and 2025, was a loss of approximately $3.6 million and a gain of approximately $0.5 million, respectively.

6.	STOCKHOLDERS’ DEFICIT

The Company has shares reserved and available for future issuance of common stock as follows as of the periods indicated:

	June 30,	December 31,
	2026	2025
Warrants	44,313	4,313
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	201,663	234,147
Awards outstanding under the 2024 Equity Incentive Plan	66,327	35,818
Shares available for future issuance under convertible debt notes	16,556,727	212,329
Shares available for future issuance under equity line-of-credit agreement	—	704
Shares available for future issuance under the 2024 Equity Incentive Plan	18,910	59,273
Shares available for future conversion of Series P and P 2 Preferred Stock	5,000,000	—
Shares authorized and available for future issuance	41,053,995	2,159,267
Total shares reserved and available for future issuance of common stock	62,941,935	2,705,851

Conversion Shares Held in Abeyance

As of June 30, 2026, 6,321,912 Conversion Shares issuable to 3i under the 3i Agreement were held in abeyance under Section 6(a) as a result of the Beneficial Ownership Limitation described in Note 5. The Company's obligation is to issue a fixed number of Conversion Shares in respect of consideration settled at Closing, and neither the 3i Agreement nor the Amended Note permits or requires settlement of that obligation in cash or other assets. Accordingly, the obligation is classified within stockholders' equity. The Conversion Shares held in abeyance are presented as a separate component of stockholders' equity of $0.9 million and are excluded from shares issued and outstanding as of June 30, 2026, as they had not been issued as of that date.

Reverse Stock Split

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

Equity incentive plans

As of June 30, 2026, the Company had adopted three equity incentive plans in 2007 (the “2007 Plan”), 2017 (the “2017 Plan”) and 2024 (the “2024 Plan, and together with the 2007 Plan and the 2017 Plan, the “Stock Plans”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements. Awards generally expire 10 years from the date of grant.

As of June 30, 2026, a total of 347,695 shares were authorized for issuance under the Stock Plans. As of June 30, 2026, 328,785 shares have been granted or issued under the Stock Plans, leaving 18,910 shares available for future awards. As of December 31, 2025, there were 239,208 shares granted under the 2007 Plan and the 2017 Plan. The shares available for issuance under the 2024 Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. Shares from the 2024 Plan which are forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares from the 2024 Plan which are withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.

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

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the six months ended June 30, 2026:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2025	35,818	$328.25
Granted	43,301	2.77
Vested	(9,955)	279.51
Forfeited	(2,837)	311.66
Non-vested as of June 30, 2026	66,327	$13.56

As of June 30, 2026, total unrecognized stock-based compensation cost for RSUs was approximately $7.3 million which is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years. The intrinsic value of RSUs as of June 30, 2026 was approximately $14,000.

Determination of fair value of stock options

As of June 30, 2026 and December 31, 2025, the Company had approximately 0.2 million options outstanding under the 2007 Plan and the 2017 Plan. As of June 30, 2026 and December 31, 2025, all options outstanding were granted solely with time-based vesting requirements.

A summary of the Company’s stock option plan and the changes during the period ended June 30, 2026 is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Years	Value
Balance, December 31, 2025	234,147	$75.00	7.00
Expired	(31)	15,000.00
Forfeited	(32,453)	67.45
Balance, June 30, 2026	201,663	$74.77	6.50	$—	(1)
Vested and Exercisable, June 30, 2026	201,561	$75.09	6.41	$—	(1)
Vested and Expected to Vest, June 30, 2026	201,663	$74.77	6.50	$—	(1)

(1) The Company’s closing stock price as of June 30, 2026 is $0.21 per share. As all outstanding options have an exercise price greater than the closing price, there does not exist any intrinsic value as of June 30, 2026.

As of June 30, 2026, there was no significant unrecognized stock-based compensation cost for stock options granted.

Stock-based compensation included in the condensed consolidated statements of operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$21	$25	$40	$32
Research and development	85	122	166	177
Selling and marketing	399	504	782	809
General and administrative	1,087	1,192	2,155	1,810
Total stock-based compensation expense	$1,592	$1,843	$3,143	$2,828

8.	TAXES

The Company estimates an annual effective tax rate of (0.08)% for the year ending December 31, 2026 as the Company incurred losses for the three and six months ended June 30, 2026 and expects to continue to incur losses through the remainder of the fiscal year ending December 31, 2026, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. Therefore, no federal or state income taxes are expected outside of state minimum tax payments. The effective rate during this period includes income tax benefits and exclusions associated with convertible debt interest and changes in valuation allowances related to future deductible temporary differences.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not. As of June 30, 2026, the Company has no uncertain tax positions that require the establishment of a reserve.

9.	NET INCOME (LOSS) PER SHARE

Net income (loss) per common share (“EPS”) is presented for both Basic EPS and Diluted EPS. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the weighted-average number of common shares and common shares equivalents outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options and convertible securities. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares. Diluted EPS for convertible securities is calculated using the ‘if-converted’ method, assuming all convertible securities outstanding during the period were converted into common stock at the beginning of the reporting period, resulting in an adjustment to both the numerator net income (loss) and denominator (weighted average shares outstanding) to reflect the potential dilution from such conversions.

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

The 6,321,912 Conversion Shares held in abeyance described in Note 5 are issuable for no further consideration and are therefore included in the weighted-average number of shares used to compute basic net income (loss) per share from May 28, 2026, the Closing Date. As a result, the weighted-average number of shares used to compute basic net income (loss) per share exceeds the number of shares of Common Stock issued and outstanding as of June 30, 2026.

The following data show the amounts used in computing EPS and the effect on income (loss) and the weighted average number of shares for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands, except share and per share data)	2026	2025
Net income (loss) available to common shareholders used in basic and diluted earnings per share	$288	$(6,102)
Weighted average number of common shares used in basic earnings per share	18,706,169	918,739
Adjustments to weighted average shares for shares used in diluted earnings per share:
Weighted average number of common shares for assumed conversion of convertible debt	2,591,053	—
Weighted average number of common shares for assumed conversion of convertible preferred stock	4,046,984	—
Weighted average number of common shares used in diluted earnings per share	25,344,206	918,739
Net income (loss) per common share – basic	$0.02	$(6.64)
Net income (loss) per common share – diluted	$0.01	$(6.64)

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025
Net loss available to common shareholders used in basic and diluted earnings per share	$(6,270)	$(11,934)
Weighted average number of common shares used in basic and diluted earnings per share	10,098,017	916,370
Net loss per common share – basic and diluted	$(0.62)	$(13.02)

For the six months ended June 30, 2026 and 2025, the following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

Six Months Ended June 30:	2026	2025
Incentive stock options	201,663	235,921
Restricted stock units	66,327	52,066
Warrants	44,313	4,313
Shares available for future issuance under the Series P Preferred Stock	5,000,000	—
Shares available for future issuance under the convertible debt note	16,556,727	—
Total	21,869,030	292,300

10.	RELATED PARTY TRANSACTIONS

Gulf Islamic Investments Holding, LLC (“GII”)

In connection with the hiring in 2023 of the Company’s Chief Financial Officer, Erick DeOliveira, the Company has expensed and accrued $0.2 million as of June 30, 2026 with a related party, GII, for recruitment fees paid on the Company’s behalf by GII.

Fiza

During the three and six months ended June 30, 2026 and 2025, there were no related party transactions with Fiza other than the financing transactions and conversions described in Note 5.

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

On February 9, 2026, Jiangxi Kmax Industrial Co., Ltd. (“KMax”) filed a complaint against zSpace in the United States District Court for the Northern District of California arising from a Software Resale License Agreement, dated July 24, 2019, alleging breach of contract related to unpaid revenue share invoices totaling $557,940 plus interest. The Company denied the allegations and asserted counterclaims for breach of contract and trade secret theft. On June 9, 2026, the parties filed a joint stipulation of dismissal with prejudice, and the court dismissed all claims and counterclaims with prejudice on June 10, 2026. No consideration was exchanged by either party, and each party bore its own fees and costs. The Company’s account payable of $0.6 million as of March 31, 2026 and December 31, 2025 was extinguished in connection with the dismissal, and is included in gain from settlement of vendor claims in the accompanying condensed consolidated statement of operations and comprehensive income (loss). Accordingly, this matter is concluded and no further disclosure is expected in future periodic reports.

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of June 30, 2026, the Company had $16.5 million in purchase obligations outstanding.

12.MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended June 30, 2026, there were two individual customers which represented 23% of the Company’s total revenue, with one customer representing 13%, and the second customer representing 10%. For the three months ended June 30, 2025, there were no individual customers which represented 10% or more of the Company’s total revenue. For the six months ended June 30, 2026 and 2025, there were no individual customers which represented 10% or more of the Company’s total revenue.

As of June 30, 2026, two customers accounted for approximately 36% of the Company’s accounts receivable, with one customer representing 23%, and the second customer representing 13%. As of December 31, 2025, one customer accounted for approximately 11% of the Company’s accounts receivable.

13.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) which allows participants to defer from 0% to 100% of cash compensation. The 401(k) Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The 401(k) Plan allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the 401(k) Plan totaled approximately $0.1 million for both of the three months ended June 30, 2026 and 2025. The matching contributions to the 401(k) Plan totaled approximately $0.1 million for both of the six months ended June 30, 2026 and 2025.

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

The following table presents selected financial information about revenues, expenses and net loss for the three and six  months ended June 30, 2026 and 2025 for the Company’s one reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Hardware	$2,859	$4,311	$5,654	$8,140
Software	2,151	2,396	4,112	4,348
Services	386	752	881	1,730
Total revenues	5,396	7,459	10,647	14,218
Cost of goods sold
Hardware	1,504	2,928	3,101	5,345
Software	557	767	1,149	1,439
Services	274	410	549	874
Excess and obsolete	17	180	17	180
Total cost of goods sold	2,352	4,285	4,816	7,838
Gross profit	3,044	3,174	5,831	6,380
Operating expenses:
Research and development	199	124	485	314
Software engineering	274	421	562	704
Platform engineering	341	729	759	1,351
Sales	639	1,825	1,441	3,844
General and administrative	3,804	4,281	7,118	7,774
Marketing and business development	1,464	1,986	3,018	3,834
International sales	58	137	116	272
Gain from settlement of vendor claims	(1,198)	—	(1,198)	—
Total operating expenses	5,581	9,503	12,301	18,093
Loss from operations	(2,537)	(6,329)	(6,470)	(11,713)
Other (expense) income:
Interest expense	(241)	(301)	(585)	(803)
Other income, net	63	14	169	70
Gain on extinguishment of debt	4,052	—	4,052	—
(Loss) gain on change in fair value of Series P and P 2 Preferred Stock liability	(34)	—	207	—
(Loss) gain on change in fair value of convertible debt	(1,006)	525	(3,634)	525
Income (loss) before income taxes	297	(6,091)	(6,261)	(11,921)
Income tax expense	9	11	9	13
Segment net income (loss)	$288	$(6,102)	$(6,270)	$(11,934)

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended June 30, 2026, except as follows.

Nasdaq Delisting Proceedings

As previously disclosed, on April 21, 2026 the Company received a determination from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) to delist the Company’s common stock pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iii), following the closing bid price of the common stock being $0.10 or less for ten consecutive trading days as of April 17, 2026. Trading in the Company’s common stock was suspended at the opening of business on April 28, 2026, and the common stock has since been quoted on the OTC Markets under the symbol “ZSPC.” The Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which stayed the filing of a Form 25 and the removal of the common stock from listing, but did not stay the suspension of trading.

On August 6, 2026, the Panel issued a decision determining to delist the Company’s common stock. The Company may request review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council within 15 days of the decision; such a request would not stay the Panel’s decision or restore trading. The Company does not intend to request review. The Company expects that Nasdaq will thereafter file a Form 25 with the SEC. Delisting will become effective ten days after the Form 25 is filed, and the registration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will terminate 90 days after that filing. The Company will remain subject to the reporting requirements of the Exchange Act through and after that date.

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

Hardware Product Revenue

Our laptops are designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is the Inspire, our latest laptop product built in partnership with a major PC OEM. Hardware Product revenue accounted for 53% and 57% of our total revenue for the six months ended June 30, 2026 and 2025, respectively.

Software Applications Revenue

We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for 39% and 31% of our total revenue for the six months ended June 30, 2026 and 2025, respectively. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

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

Services Revenue

We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one- and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for 8% and 12% of our total revenue for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Bookings	$5,970	$6,943	$12,091	$13,598

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 53% and 35% for the three months ended June 30, 2026 and 2025, respectively, while K-12 bookings accounted for approximately 47% and 65%, for the three months ended June 30, 2026 and 2025, respectively. CTE bookings accounted for approximately 48% and 32% for the six months ended June 30, 2026 and 2025, respectively, while K-12 bookings accounted for approximately 52% and 68%, for the six months ended June 30, 2026 and 2025, respectively.

Subsequent to June 30, 2025, we experienced significant cancellations ("debooks") of previously reported customer commitments that affect full year bookings performance. These debooks totaled $1.9 million for the six months ended June 30, 2025. The primary factors contributing to these debooks were customer financial constraints.

Management believes the disclosure of these material debooks provides investors with important context for evaluating business performance. While we do not routinely adjust previously reported bookings figures for normal course cancellations, the magnitude of these debooks was deemed material enough to warrant specific disclosure in this Quarterly Report on Form 10-Q.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 15% and 2% for the three months ended June 30, 2026 and 2025, respectively. International bookings accounted for approximately 12% and 13% for the six months ended June 30, 2026 and 2025, respectively.

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

To monitor our ability to retain and grow our customer base for our software we monitor the annualized contract value of active software licenses, with particular attention to customers with at least $50,000 in ACV. Our ACV for the six months ended June 30, 2026 and 2025 was approximately $9.4 million and $10.9 million, respectively. We calculate our

Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar- Based Retention Rate. For the trailing twelve-month period ended June 30, 2026 and 2025, our NDRR on customers with at least $50,000 of ACV was 66% and 97%, respectively.

Average Term Length

We measure the ACV dollar-weighted term length of our renewable software license agreements. We believe an increase in term length is a signal that customers are adopting our products for long-term use, which decreases the risk that a customer will choose not to renew their software licenses. CTE agreements are typically longer-term than K-12 agreements, and as a result, the dollar-weighted term length measure can reflect a mix shift of license agreements between these product lines.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as GAAP net income (loss) adjusted for interest expense, depreciation and amortization expense, income tax expense, offering costs related to financing activities, stock-based compensation, gain on extinguishment of debt, change in fair value of convertible debt and the change in fair value of Series P and P 2 Preferred Stock liability. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
GAAP Net Income (Loss)	$288	$(6,102)	$(6,270)	$(11,934)
Add back (deduct):
Interest expense	241	301	585	803
Depreciation and amortization	3	2	6	3
Income tax expense	9	11	9	13
Offering costs	—	—	146	—
Stock-based compensation	1,592	1,855	3,143	2,828
Gain on extinguishment of debt	(4,052)	—	(4,052)	—
Loss (gain) on change in fair value of convertible debt	1,006	(525)	3,634	(525)
Loss (gain) on change in fair value of Series P and P 2 Preferred Stock liability	34	—	(207)	—
Adjusted EBITDA	$(879)	$(4,458)	$(3,006)	$(8,812)

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

Gain from settlement of vendor claims — Gain from settlement of vendor claims consists of litigation matters relating to former vendors, for which the vendor customer relationship has previously ceased.

Interest Expense

Interest expense consists primarily of changes in accrued interest expense, interest payments and amortization of debt issuance costs for our debt facilities. See “Liquidity and Capital Resources — Debt and Financing Arrangements.”

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Hardware	2,859	$4,311	$(1,452)	(34)%	5,654	$8,140	$(2,486)	(31)%
Software	2,151	2,396	(245)	(10)%	4,112	4,348	(236)	(5)%
Services	386	752	(366)	(49)%	881	1,730	(849)	(49)%
Total Revenues	5,396	7,459	(2,063)	(28)%	10,647	14,218	(3,571)	(25)%
Cost of goods sold(1)	2,352	4,285	(1,933)	(45)%	4,816	7,838	(3,022)	(39)%
Gross profit	3,044	3,174	(130)	(4)%	5,831	6,380	(549)	(9)%
Operating expenses:
Research and development(1)	814	1,274	(460)	(36)%	1,806	2,369	(563)	(24)%
Selling and marketing(1)	2,161	3,948	(1,787)	(45)%	4,575	7,950	(3,375)	(42)%
General and administrative(1)	3,804	4,281	(477)	(11)%	7,118	7,774	(656)	(8)%
Gain from settlement of vendor claims	(1,198)	—	(1,198)	—	(1,198)	—	(1,198)	—
Total operating expenses	5,581	9,503	(3,922)	(41)%	12,301	18,093	(5,792)	(32)%
Loss from operations	(2,537)	(6,329)	3,792	(60)%	(6,470)	(11,713)	5,243	(45)%
Other (expense) income:
Interest expense	(241)	(301)	(60)	(20)%	(585)	(803)	218	(27)%
Other income (expense), net	63	14	49	350%	169	70	99	141%
Gain on extinguishment of convertible and other debt	4,052	—	4,052	N/A	4,052	—	4,052	N/A
(Loss) gain on change in fair value of Series P and P 2 Preferred Stock liability	(34)	—	(34)	N/A	207	—	207	N/A
Loss on change in fair value of convertible debt	(1,006)	525	(1,531)	(292)%	(3,634)	525	(4,159)	(792)%
Income (loss) before income taxes	297	(6,091)	6,388	(105)%	(6,261)	(11,921)	5,660	(47)%
Income tax expense	9	11	(2)	N/A %	9	13	(4)	(31)%
Net income (loss)	$288	$(6,102)	$6,390	(105)%	$(6,270)	$(11,934)	$5,664	(47)%
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

	(unaudited)
Cost of goods sold	$21	$25	$40	$32
Research and development	85	122	166	177
Sales and marketing	399	504	782	809
General and administrative	1,087	1,192	2,155	1,810
Total stock-based compensation expense	$1,592	$1,843	$3,143	$2,828

Comparison of financial results for the three months ended June 30, 2026 and 2025

Revenue

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenues:
Hardware	$2,859	$4,311	$(1,452)	(34)%
Software	2,151	2,396	(245)	(10)%
Services	386	752	(366)	(49)%
Total Revenues	$5,396	$7,459	$(2,063)	(28)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$9,440	$10,905	$(1,465)	(13)%
Net Dollar Retention Rate (NDRR)	66%	64%	2%

Total revenue decreased by $2.1 million, or 28%, for the three months ended June 30, 2026 to $5.4 million as compared to the three months ended June 30, 2025. This decrease in revenue is primarily attributable to lower hardware, software and service revenues attributable to uncertainty in our K-12 end-user markets where funding sources have been disrupted, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $1.5 million or 34%, to $2.9 million for the three months ended June 30, 2026, from $4.3 million for the three months ended June 30, 2025. The decrease in hardware revenue was primarily attributable to a decrease in units shipped. For the three months ended June 30, 2026 and 2025, hardware revenue as a percentage of total revenue was 53% and 58%, respectively.

Software revenue decreased by $0.2 million or 10%, to $2.2 million for the three months ended June 30, 2026, from $2.4 million for the three months ended June 30, 2025.  For the three months ended June 30, 2026 and 2025, software revenue as a percentage of total revenue was 40% and 32%, respectively.

Our key software retention metrics are as follows: (1) ACV as of June 30, 2026 decreased to $9.4 million as compared to June 30, 2025 of $10.9 million and (2) NDRR for the trailing twelve-month period ended June 30, 2026 was 66%, as compared to 64% for the trailing twelve-month period ended June 30, 2025.

Service revenue decreased by $0.4 million or 49%, to $0.4 million for the three months ended June 30, 2026, from $0.8 million for the three months ended June 30, 2025. The decrease in revenue was primarily attributable to decreased sales of extended warranty and technology support services and reflects the revenue recognition of expiring contracts in Q2 FY 25. For the three months ended June 30, 2026 and 2025, services revenue as a percentage of total revenue was 7% and 10%, respectively.

Cost of Goods Sold

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$	%
Cost of goods sold:
Hardware	$1,505	$2,928	$(1,423)	(49)%
Software	557	767	(210)	(27)%
Services	274	410	(136)	(33)%
Excess and obsolete	17	180	(163)	(91)%
Total cost of goods sold	$2,353	$4,285	$(1,932)	(45)%

For the three months ended June 30, 2026, total cost of goods sold decreased by $1.9 million, or 45%, to $2.4 million compared to $4.3 million for the three months ended June 30, 2025. This decrease was primarily attributable to reduced hardware costs of $1.4 million due to fewer units sold.  For the three months ended June 30, 2026 and 2025, gross margin was 56% and 43%, respectively.

Cost of hardware sold decreased by $1.4 million, or 49%, to $1.5 million for the three months ended June 30, 2026, from $2.9 million for the three months ended June 30, 2025. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops.

For the three months ended June 30, 2026 and 2025, hardware gross margin was 47% and 32%, respectively.

Cost of software sold decreased by $0.2 million or 27%, to $0.6 million for the three months ended June 30, 2026, from $0.8 million for the three months ended June 30, 2025. The decrease in cost of software sold corresponded to decreased sales of third-party point-in-time software and overall software application sales. For the three months ended June 30, 2026 and 2025, software gross margin was 72%  and 68%, respectively.

Cost of services sold decreased by $0.1 million or 33%, to $0.3 million for the three months ended June 30, 2026, from $0.4 million for the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, services gross margin was 29% and 46%, respectively.

Excess and obsolete expense decreased $0.2 million or 91%, to $17,000 for the three months ended June 30, 2026, from $0.2 million in the three months ended June 30, 2025. The decrease was attributable to the write-off of third-party software licenses in the three months ending June 30, 2025.

Operating Expenses

	Three Months Ended June 30,		Change
(in thousands)	2026	2025	$	%

	(unaudited)
Operating Expenses:
Research and development	$814	$1,274	$(460)	(36)%
Selling and marketing	2,161	3,948	(1,787)	(45)%
General and administrative	3,804	4,281	(477)	(11)%
Gain from settlement of vendor claims	(1,198)	—	(1,198)	N/A %
Total operating expenses	$5,581	$9,503	$(3,922)	(41)%

For the three months ended June 30, 2026, operating expenses decreased by $2.7 million, or 29%, to $6.8 million from $9.5 million for the three months ended June 30, 2025. The decrease in expenses was primarily due to decreased costs in personnel expenses, marketing, travel related expenses and consulting expenses and fees incurred through the three months ended June 30, 2026.

Research and development expenses decreased by $0.5 million or 36%, to $0.8 million for the three months ended June 30, 2026, from $1.3 million for the three months ended June 30, 2025. The decrease in expenses was primarily attributable to a decrease in compensation costs resulting from lower headcount.

Selling and marketing expenses decreased by $1.8 million or 45%, to $2.2 million for the three months ended June 30, 2026, from $3.9 million for the three months ended June 30, 2025. The decrease in expenses was mainly due to lower compensation and commission expenses associated with the reduced sales team and fewer sales, and less travel related expenses, reflecting decreased staff size and fewer performance-based incentives being reached.

General and administrative expenses decreased by $0.5 million or 11%, to $3.8 million for the three months ended June 30, 2026, from $4.3 million for the three months ended June 30, 2025. The decrease in expenses was primarily attributable to lower compensation expenses and lower consulting related expenses primarily related to lower audit costs and the fees incurred for the issuance of convertible debt in June 2025.

Gain from settlement of vendor claims reflects a one-time settlement of litigation matters relating to former vendors, for which the vendor customer relationship has previously ceased.

Interest Expense

	Three Months Ended
	June 30,		Change
(in thousands)	2026	2025	$	%
Interest expense	$(241)	$(301)	$(60)	(20)%

For the three months ended June 30, 2026, interest expense decreased by $0.1 million, or 20%, to $0.2 million, from $0.3 million for the three months ended June 30, 2025. The decrease in interest expense was primarily attributable to lower debt outstanding in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Gain on Extinguishment of Convertible and Other Debt

Gain on extinguishment of convertible and other debt was approximately $4.1 million in the three months ended June 30, 2026, with no amount in the prior period.

(Loss) Gain on Change in Fair Value of Convertible Debt

(Loss) Gain on Change in Fair Value of Convertible Debt was a loss of approximately $1.0 million and a gain of approximately $0.5 million in the three months ended June 30, 2026 and 2025, respectively. This is a result of the changing inputs into the fair value model for the convertible debt for which the Company has elected the fair value option.

Income Tax Expense

Income tax expense for each of the three months ended June 30, 2026 and 2025 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2026 of (0.08)% as we incurred losses for the six months ended June 30, 2026 and expect to continue to incur losses through the remainder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2025 and 2024 was 0.1% and 0.1%, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Comparison of financial results for the six months ended June 30, 2026 and 2025

Revenue

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%
Revenues:
Hardware	$5,654	$8,140	$(2,486)	(31)%
Software	4,112	4,348	(236)	(5)%
Services	881	1,730	(849)	(49)%
Total Revenues	$10,647	$14,218	$(3,571)	(25)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$9,440	$10,905	$(1,465)	(13)%
Net Dollar Retention Rate (NDRR)	66%	64%	2%

Total revenue decreased by $3.6 million, or 25%, for the six months ended June 30, 2026 to $10.6 million as compared to the six months ended June 30, 2025. This decrease in revenue is primarily attributable to lower hardware and software revenues attributable to uncertainty in our K-12 end-user markets where funding sources have been disrupted, causing longer than usual sales cycles, and in some cases prompting customers to delay receipt of confirmed order bookings. Potential tariff volatility surcharges have also contributed to potentially elongated sales cycles as we communicate these pricing impacts to customers in revised quotes.

Hardware revenue decreased by $2.5 million or 31%, to $5.7 million for the six months ended June 30, 2026, from $8.1 million for the six months ended June 30, 2025. The decrease in hardware revenue was primarily attributable to a decrease in units shipped. For the six months ended June 30, 2026 and 2025, hardware revenue as a percentage of total revenue was 53% and 57%, respectively.

Software revenue decreased $0.2 million or 5%, to $4.1 million for the six months ended June 30, 2026, from $4.3 million for the six months ended June 30, 2025.  For the six months ended June 30, 2026 and 2025, software revenue as a percentage of total revenue was 39% and 31%, respectively.

Our key software retention metrics are as follows: (1) ACV as of June 30, 2026 decreased to $9.4 million as compared to June 30, 2025 of $10.9 million and (2) NDRR for the trailing twelve-month period ended June 30, 2026 was 66%, as compared to 64% for the trailing twelve-month period ended June 30, 2025.

Service revenue decreased by $0.8 million or 49%, to $0.9 million for the six months ended June 30, 2026, from $1.7 million for the six months ended June 30, 2025. The decrease in revenue was primarily attributable to decreased sales of extended warranty and technology support services and reflects the revenue recognition of expiring contracts in the first half of FY 25. For the six months ended June 30, 2026 and 2025, services revenue as a percentage of total revenue was 8% and 12%, respectively.

Cost of Goods Sold

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%
Cost of goods sold:
Hardware	$3,101	$5,345	$(2,244)	(42)%
Software	1,149	1,439	(290)	(20)%
Services	549	874	(325)	(37)%
Excess and obsolete	17	180	(163)	(91)%
Total cost of goods sold	$4,816	$7,838	$(3,022)	(39)%

For the six months ended June 30, 2026, total cost of goods sold decreased by $3.0 million, or 39%, to $4.8 million compared to $7.8 million for the six months ended June 30, 2025. This decrease was primarily attributable to reduced hardware costs of $2.2 million due to fewer units sold partially, as well as reduced costs of software, services and excess and obsolete expenses during the six months ended June 30, 2026. For the six months ended June 30, 2026 and 2025, gross margin was 55% and 45%, respectively.

Cost of hardware sold decreased by $2.2 million, or 42%, to $3.1 million for the six months ended June 30, 2026, from $5.3 million for the six months ended June 30, 2025. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops.

For the six months ended June 30, 2026 and 2025, hardware gross margin was 45% and 34%, respectively.

Cost of software sold decreased by $0.3 million or 20%, to $1.1 million for the six months ended June 30, 2026, from $1.4 million for the six months ended June 30, 2025. The decrease in cost of software sold corresponded to decreased sales of third-party point-in-time software and overall software application sales. For the six months ended June 30, 2026 and 2025, software gross margin was 74%  and 67%, respectively.

Cost of services sold decreased by $0.3 million or 37%, to $0.5 million for the six months ended June 30, 2026, from $0.9 million for the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, services gross margin was 38% and 49%, respectively.

Excess and obsolete expense decreased $0.2 million or 91%, to $17,000 for the six months ended June 30, 2026, from $0.2 million in the six months ended June 30, 2025. The decrease was attributable to the write-off of third-party software licenses in the three months ending June 30, 2025.

Operating Expenses

	Six Months Ended June 30,		Change
(in thousands)	2026	2025	$	%

	(unaudited)
Operating Expenses:
Research and development	$1,806	$2,369	$(563)	(24)%
Selling and marketing	4,575	7,950	(3,375)	(42)%
General and administrative	7,118	7,774	(656)	(8)%
Gain from settlement of vendor claims	(1,198)	—	(1,198)	N/A %
Total operating expenses	$12,301	$18,093	$(5,792)	(32)%

For the six months ended June 30, 2026, operating expenses decreased by $4.6 million, or 25%, to $13.5 million from $18.1 million for the six months ended June 30, 2025. The decrease in expenses was primarily due to decreased costs in personnel expenses, travel related expenses and consulting expenses and fees incurred through the six months ended June 30, 2026.

Research and development expenses decreased by $0.6 million or 24%, to $1.8 million for the six months ended June 30, 2026, from $2.4 million for the six months ended June 30, 2025. The decrease in expenses was primarily attributable to a decrease in compensation costs resulting from lower headcount.

Selling and marketing expenses decreased by $3.4 million or 42%, to $4.6 million for the six months ended June 30, 2026, from $8.0 million for the six months ended June 30, 2025. The decrease in expenses was mainly due to lower compensation and commission expenses associated with the reduced sales team and fewer sales, and less travel related expenses, reflecting decreased staff size and fewer performance-based incentives being reached.

General and administrative expenses decreased by $0.7 million or 8%, to $7.1 million for the six months ended June 30, 2026, from $7.8 million for the six months ended June 30, 2025. The decrease in expenses was primarily attributable to lower consulting related expenses primarily related to lower audit costs and the fees incurred for the issuance of convertible debt in March 2025.

Gain from settlement of vendor claims reflects a one-time settlement of litigation matters relating to former vendors, for which the vendor customer relationship has previously ceased.

Interest Expense

	Six Months Ended
	June 30,		Change
(in thousands)	2026	2025	$	%
Interest expense	$(585)	$(803)	$(218)	(27)%

For the six months ended June 30, 2026, interest expense decreased by $0.2 million, or 27%, to $0.6 million, from $0.8 million for the six months ended June 30, 2025. The decrease in interest expense was primarily attributable to lower debt outstanding in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Gain on Extinguishment of Convertible and Other Debt

Gain on extinguishment of convertible and other debt was approximately $4.1 million in the six months ended June 30, 2026, with no amount in the prior period.

(Loss) Gain on Change in Fair Value of Convertible Debt

(Loss) Gain on Change in Fair Value of Convertible Debt was a loss of approximately $3.6 million and a gain of approximately $0.5 million in the six months ended June 30, 2026 and 2025, respectively. This is a result of the changing inputs into the fair value model for the convertible debt for which the Company has elected the fair value option.

Income Tax Expense

Income tax expense for each of the six months ended June 30, 2026 and 2025 was immaterial. We estimate an annual effective tax rate for the year ending December 31, 2026 of (0.08)% as we incurred losses for the six months ended June 30, 2026 and expect to continue to incur losses through the remainder of our fiscal year, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2025 and 2024 was 0.1% and 0.1%, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,981)	$(11,567)
Net cash used in investing activities	$(5)	$(15)
Net cash provided by financing activities	$4,935	$8,275

Operating Activities

For the six months ended June 30, 2026, our operating activities used cash of $5.0 million, primarily due to our net loss of $6.3 million, the gain on extinguishment of debt of $4.1 million, the gain from settlements of vendor claims of $1.2 million, the change in fair value of the Series P Preferred Stock liability of $0.2 million and the changes in our operating assets and liabilities of $0.2 million, partially offset by adjustments for non-cash charges, including stock-based compensation expense of $3.1 million, the change in fair value of convertible debt of $3.6 million, non-cash amortization of debt discount of $0.1 million, and bad debt expense of $47,000. The change in our operating assets and liabilities was primarily the result of an increase in accounts receivable of $1.2 million and an increase in prepaid expenses and other assets of $0.2 million and a decrease in accounts payable of $0.1 million and accrued expenses of $0.1 million, partially offset by a decrease in inventory of $0.4 million and other assets of $2,000, and an increase in deferred revenue of $0.9 million and accrued interest of $0.2 million.

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

Investing Activities

For the six months ended June 30, 2026 and 2025, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the six months ended June 30, 2026, net cash provided by financing activities was $4.9 million primarily due to proceeds from convertible debt of $4.0 million, proceeds from other debt issuances of $1.3 million, proceeds from issuance of common stock from equity line-of-credit of $0.1 million, and proceeds from issuance of Preferred Stock Series P of $3.0 million partially offset by repayment of convertible debt of $1.8 million and other debt issuances of $1.7 million.

For the six months ended June 30, 2025, net cash provided by financing activities was $8.3 million primarily due to proceeds from convertible debt of $13.0 million, other debt issuances of $2.0 million, and proceeds from exercise of stock options of $0.1 million partially offset by repayment of other debt issuances of $6.8 million, and fees paid for debt issuance of $30,000.

Liquidity and Capital Resources

As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $322.1 million and $315.8 million, respectively. Our net losses were $6.3 million and $11.9 million for the six months ended June 30, 2026 and 2025, respectively.

As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $0.5 million and $1.0 million, respectively. In April 2025, we raised $14.0 million in a Senior Secured Convertible Note Financing. See Note 5 – Debt and Related Party Debt to our condensed consolidated financial statements for the three months ended June 30, 2026 elsewhere in this report for additional information. In the three months ended June 30, 2026 and the year ended December 31, 2025, we raised $7.0 million and $18.5 million, respectively, for an aggregate total all-time of $50.5 million through debt and financing arrangements, including $13.0 million of convertible debt, $7.5 million of net proceeds from the IPO, $9.3 million under loan and security agreements with Fiza, $5.0 million in convertible notes and $5.6 million in other debt issuances. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, and uncertainties frequently encountered by companies in the technology industry are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 to our condensed consolidated financial statements for the three months ended June 30, 2026 included elsewhere in this report for additional information on our assessment.

During the six months ended June 30, 2026, we incurred a net loss of $6.3 million, had Adjusted EBITDA of ($3.0) million and had negative cash flows from operations of $5.0 million. For the years ended December 31, 2025, we incurred a net loss of $25.4 million, and incurred negative cash flows from operations of $18.0 million. We had combined cash and cash equivalents of $0.9 million and $1.0 million as of June 30, 2026 and December 31, 2025, respectively. We have incurred operating losses and negative cash flows from operations since inception. Our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing our products, availability of additional financing, gaining customer acceptance and uncertainty of achieving future profitability among other factors discussed under “Cautionary Note Regarding Forward - Looking Statements”. Our success depends on the outcome of our research and development activities, scale-up and successful partnering and commercialization of our products and product candidates. In February 2025, we entered into two Loan and Security agreements that provided us with $2.0 million in financing. In April 2025, we entered into a convertible debt agreement that may provide us with up to $20.0 million in financing. In July 2025, we entered into an equity line-of-credit agreement that may provide us with up to $30.0 million in equity. In August 2025, we entered into new debt loans that provided us with $2.0 million in financing.

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

Sources of Liquidity

We have historically funded our operations through the issuance of common stock and preferred stock to private investors, our IPO in December 2024, and debt financing. Our accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, and uncertainties frequently encountered by companies in the technology industry are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. The conditions identified above raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

Debt and Financing Arrangements

Fiza Term Debt.

The Company had three outstanding loans through May 28, 2026 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On May 28, 2026, the Company converted an aggregate amount of $10,003,916, consisting of $7,201,695 in principal (the “Principal”) and $2,802,221 in accrued interest (the “Interest”) as follows (i) the Principal into shares of Common Stock at a fixed conversion price equal to $0.2385 per share, 150% of the closing price of the Common Stock on the OTC Markets on the trading day immediately preceding the Closing Date; and (ii) the Interest into shares of the newly created Series P-2 Preferred at a fixed conversion price of $1.00 per share, resulting in the issuance of 2,802,221 shares of Series P-2 Preferred to Fiza. No cash was paid in connection with the conversion. As of June 30, 2026, no amounts remain outstanding under the Fiza loans, and the Company recognized a gain on extinguishment of $3.1 million during the three and six months ended June 30, 2026.

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

The outstanding balance of all Itria loans as of June 30, 2026 and December 31, 2025 is $1.3 million and $1.6 million, respectively.

Senior Secured Convertible Note Financing.

On April 10, 2025, the Company entered into a securities purchase agreement (the “Note SPA”) with an investor, (the “Senior Lender”), pursuant to which the Company sold, and the Senior Lender purchased, a senior secured convertible note issued by the Company (the “Initial Senior Secured Convertible Note,” and such financing, the “Senior Secured Convertible Note Financing”) in the original principal amount of $13,978,495, which is convertible into shares of the Company’s common stock. The Senior Secured Convertible Note Financing initially closed on April 11, 2025. The gross proceeds to the Company from the Initial Senior Secured Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000. All obligations under the Initial Senior Secured Convertible Note were satisfied and discharged on May 28, 2026, as described below.

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

Subject to the satisfaction of certain conditions contained in the Note SPA (including mutual agreement by the Company and the Senior Lender), the Company may issue an additional senior secured convertible note to the lender in the principal amount of $3,225,807 (for additional gross proceeds of $3,000,000).

May 28, 2026 Restructuring

On May 28, 2026, the Company and the Senior Lender entered into a Debt Restructuring Agreement pursuant to which the Senior Lender converted $2,000,000 of outstanding principal and other amounts owed into shares of common stock at a fixed conversion price of $0.2385 per share. The converted amount consisted of $789,110 under the Initial Senior Secured Convertible Note, which fully satisfied and discharged that note, with the balance drawn from interest and Make-Whole Amounts under the Additional Senior Secured Convertible Note. The Company recognized a gain on extinguishment of $1.0 million during the three and six months ended June 30, 2026. The Additional Senior Secured Convertible Note, as reduced, was amended and restated (the “Amended Note”).

Terms of the Amended Note

As of June 30, 2026, $2,000,000 of principal remained outstanding. The Senior Lender is subject to a nine-month conversion moratorium expiring February 28, 2027, after which the Amended Note is repayable in nine equal monthly installments of combined principal, interest and Make-Whole Amounts, with the final installment due November 28, 2027. The note matures March 15, 2028, was issued with a 7.0% original issue discount, accrues interest at 6.0% per annum guaranteed through maturity, and is secured by a first priority lien on substantially all of the Company's assets, including intellectual property. It is convertible at $7.00 per share, subject to a $1.25 floor price and to beneficial ownership limitations of 4.99% (9.99% on or after June 20, 2026). Installments paid in shares are priced at the lesser of the conversion price or 95% of the lowest VWAP over the preceding ten trading days.

Upon an event of default, the Senior Lender may require redemption at a 10% premium, interest accrues at 11.0% per annum, and the Senior Lender may convert at a discount to prevailing VWAP. In connection with a change of control, the Senior Lender may require redemption in cash at 110% of principal, accrued interest and make-whole amounts. The Company has elected the fair value option for the Amended Note, and changes in fair value are recognized in earnings. See Note 5 — Debt and Related Party Debt.

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in October 2027, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of June 30, 2026, we had approximately $16.5 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2026.

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

Series P and P 2 Preferred Stock

We have issued convertible Series P Preferred Stock and determined that the Series P and Series P 2 Preferred Stocks should be classified as a liability and recorded at fair value as a non-current liability as of June 30, 2026 on the condensed consolidated balance sheet.  This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day VWAP of the Company’s common stock).

The Series P and Series P 2 Preferred Stocks are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued PIK dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

In accordance with ASC 480-10-25-14, the Company determined that the changes in fair value of the Series P and Series P 2  Preferred Stocks liability during the periods presented were primarily attributable to changes in the price of the Company’s common stock and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in consolidated net loss rather than other comprehensive income (loss). The net impact for the three months ended June 30, 2026 and 2025, was a loss of approximately $34,000 and $0, respectively. The net impact for the six months ended June 30, 2026 and 2025, was a gain of approximately $0.2 million and $0, respectively.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the time periods required.

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

The Company has identified material weaknesses in our internal control over financial reporting as of June 30, 2026, relating to: (i) the lack of segregation of duties; (ii) account reconciliation and cutoff; and (iii) the lack of a formal risk assessment policy for entity level controls. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2026.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the three and six  months ended June 30, 2026 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2026 are fairly stated, in all material respects, in accordance with GAAP.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in  “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition, or future operating results and cash flows. The following risk factors update, and to the extent inconsistent supersede, the risk factors set forth in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. Except as set forth below, there have been no material changes to those risk factors. These risks, and those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The risks described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Our common stock has been suspended from trading on Nasdaq and will be delisted, which has reduced the liquidity of our common stock and may impair our ability to raise capital.

On April 21, 2026, we received a determination from Nasdaq to delist our common stock under Nasdaq Listing Rule 5810(c)(3)(A)(iii), following the closing bid price of our common stock being $0.10 or less for ten consecutive trading days. Trading in our common stock was suspended at the opening of business on April 28, 2026. We requested a hearing before a Nasdaq Hearings Panel, and on August 6, 2026 the Panel issued a decision determining to delist our common stock. We expect Nasdaq to file a Form 25 with the SEC, following which delisting will become effective ten days later, and the registration of our common stock under Section 12(b) of the Exchange Act will terminate 90 days thereafter.

Since April 28, 2026, our common stock has been quoted on the OTC Markets rather than on a national securities exchange. Quotation on the OTC Markets is generally characterized by wider spreads between bid and asked prices, lower trading volume, greater price volatility and less publicly available information than a listing on a national securities exchange. As a result, our stockholders may find it more difficult to dispose of shares of our common stock at prices they consider acceptable, or at all.

Delisting has other consequences. Our common stock will cease to be a “covered security” for purposes of the National Securities Markets Improvement Act, so that future issuances of our common stock will be subject to the securities laws of individual states rather than federal preemption, which may increase the cost and complexity of financing transactions. Our common stock is also likely to lose eligibility for purchase on margin, which may cause brokers to require holders who hold our shares in margin accounts to liquidate their positions. Certain institutional investors are prohibited by policy from holding securities that are not listed on a national securities exchange, and our ability to raise capital through the sale of equity securities has been and is likely to continue to be adversely affected.

We have issued a substantial number of shares of common stock, and we have limited authorized share capacity available to satisfy our obligations under our outstanding convertible securities.

During the six months ended June 30, 2026, the number of shares of our common stock issued and outstanding increased from 1,294,142 to 37,058,212, primarily as a result of the conversion of outstanding indebtedness into common stock. This included the issuance of 30,195,786 shares on May 28, 2026 at a fixed conversion price of $0.2385 per share in connection with the conversion of principal outstanding under our loans with Fiza Investments Limited. Our existing stockholders experienced substantial dilution as a result of these issuances, and may experience further substantial dilution.

Our certificate of incorporation authorizes 100,000,000 shares of common stock. As of June 30, 2026, 37,058,212 shares were issued and outstanding, and a significant portion of the balance of our authorized common stock was reserved for or committed to issuance upon conversion of our outstanding convertible note and preferred stock, upon exercise of outstanding options and warrants, and under our equity incentive plans. We therefore have limited capacity to issue additional shares of common stock.

Both our Amended Note and our Series P and Series P-2 Preferred Stock may be settled in a variable number of shares of common stock determined by reference to the market price of our common stock. Installment payments under the Amended Note may be made in shares priced at the lesser of the $7.00 conversion price and 95% of the lowest volume-weighted average price of our common stock during the preceding ten trading days, subject to a floor price of $1.25 per share. If the market price of our common stock declines, the number of shares issuable in respect of these obligations would increase. If we do not have a sufficient number of authorized and unreserved shares available when required, we may be obligated to settle these obligations in cash, which we may not have sufficient resources to do, or to seek stockholder approval to increase our authorized shares, which we may not be able to obtain on a timely basis or at all. A failure to deliver shares when required could constitute an event of default under the Amended Note, permitting the holder to accelerate the amounts owed and to require redemption at a premium, which would have a material adverse effect on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities by the Company during the period covered by this report that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

3.4

Certificate of Amendment to the Certificate of Designations of Series P Convertible Preferred Stock of zSpace, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

3.5

Certificate of Designations of Series P-2 Convertible Preferred Stock of zSpace, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

3.6	Second Amended and Restated Bylaws of the zSpace, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

3.7

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

Exhibit No.	Description

4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026).

10.1

Debt Restructuring Agreement, dated May 28, 2026, between zSpace, Inc. and 3i, LP (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

10.2

Debt Conversion Agreement, dated May 28, 2026, between zSpace, Inc. and Fiza Investments Limited (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2026).

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

Date: August 13, 2026

ZSPACE, INC.

By:	/s/ Paul Kellenberger
Name:	Paul Kellenberger
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erick DeOliveira
Name:	Erick DeOliveira
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)