Form 10-Q
period 2026-09-30
zSpace, Inc.
filed 2026-11-13
CIK 1637147

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-42431

ZSPACE, INC.

(Exact name of registrant as specified in its charter)

Delaware	35-2284050
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
226 Airport Parkway San Jose, CA	95110
(Address of principal executive offices)	(Zip code)

Securities registered pursuant to Section 12(b) of the Act:

Registrant’s telephone number, including area code: (408) 498-4050

Title of Each Class	Trading symbol	Name of Each Exchange on which registered
Common Stock, par value $0.00001 per share	ZSPC	None*

* On October 5, 2026, the Company’s common stock was delisted from The Nasdaq Stock Market LLC following the effectiveness of the Company’s Form 25. The registration of the common stock under Section 12(b) of the Securities Exchange Act of 1934 will terminate 90 days after the filing of the Form 25. The common stock is quoted on the OTCQB Venture Market under the symbol “ZSPC.”

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

As of November 9, 2026, there were 37,080,190 shares of the registrant’s common stock outstanding.

ZSpace, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2026

In this Quarterly Report on Form 10-Q, “we,” “our,” “us,” “zSpace,” and “the Company” refer to zSpace, Inc., together with its consolidated subsidiaries, unless the context requires otherwise.

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Many of the forward-looking statements are located in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipate,” “believe,” “envision,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “ongoing,” “contemplate” and similar terms. Forward-looking statements are not guarantees of future performance and actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Risk Factors” under Part I, Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “2025 Form 10-K”) and Part II, Item 1A of this Quarterly Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update any forward-looking statements whether as a result of new information, future developments or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

zSpace, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$726	$1,021
Accounts receivable, net of allowance for credit losses of $0.1 million	1,838	1,438
Inventory	1,646	2,404
Prepaid expenses and other current assets	1,937	1,622
Total current assets	6,147	6,485
Property and equipment, net	49	37
Capitalized software, net	807	981
Other assets	82	83
Total assets	$7,085	$7,586
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$4,906	$4,081
Accrued expenses and other current liabilities	2,938	3,703
Convertible debt	615	6,199
Other current debt	669	1,405
Current accrued interest	7	12
Deferred revenue, current portion	3,062	1,911
Total current liabilities	12,197	17,311
Series P and P-2 Preferred Stock liability	3,088	—
Convertible debt, noncurrent	4,080	2,724
Other noncurrent debt	368	7,385
Noncurrent accrued interest	—	2,354
Deferred revenue, net of current portion	264	320
Total liabilities	19,997	30,094
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Common stock, $0.00001 par value; 100,000,000 shares authorized as of September 30, 2026; 37,068,058 and 1,294,142 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	—
Additional paid-in capital	310,404	293,137
Accumulated other comprehensive income	(19)	143
Accumulated deficit	(323,298)	(315,788)
Total stockholders’ deficit	(12,912)	(22,508)
Total liabilities and stockholders’ deficit	$7,085	$7,586

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$3,593	$8,793	$14,240	$23,011
Cost of goods sold	1,410	4,294	6,226	12,132
Gross profit	2,183	4,499	8,014	10,879
Operating expenses:
Research and development	865	1,568	2,671	3,937
Selling and marketing	2,480	4,340	7,055	12,290
General and administrative	3,257	3,385	10,375	11,159
Gain from settlement of vendor claims	—	—	(1,198)	—
Total operating expenses	6,602	9,293	18,903	27,386
Loss from operations	(4,419)	(4,794)	(10,889)	(16,507)
Other (expense) income:
Interest expense	(59)	(306)	(644)	(1,109)
Other income, net	121	78	290	148
Gain on extinguishment of convertible and other debt	—	—	4,052	—
Gain on change in fair value of Series P and P-2 Preferred Stock liability	1,957	—	2,164	—
Gain (loss) on change in fair value of convertible debt	1,160	(1,148)	(2,474)	(623)
Loss before income taxes	(1,240)	(6,170)	(7,501)	(18,091)
Income tax (benefit) expense	—	(1)	9	12
Net loss	(1,240)	(6,169)	(7,510)	(18,103)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(60)	(14)	(162)	(145)
Comprehensive loss	$(1,300)	$(6,183)	$(7,672)	$(18,248)

Net loss available to common shareholders used in basic and diluted earnings per share	$(1,240)	$(6,169)	$(7,510)	$(18,103)

Net loss per common share – basic and diluted	$(0.03)	$(6.42)	$(0.35)	$(19.44)

Weighted-average common shares outstanding – basic and diluted	43,389,702	960,807	21,317,177	931,344

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(Amounts in thousands, except for share amounts)

(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Three Months Ended September 30, 2025:
Balance, July 1, 2025	928,806	$—	$279,840	$198	$(302,334)	$(22,296)
Stock based compensation	6,816	—	2,742	—	—	2,742
Issuance of common stock from options exercised	621	—	72	—	—	72
Issuance of common stock for note conversions for convertible debt	45,569	—	2,375	—	—	2,375
Issuance of common stock under equity line of credit	77,486	—	3,605	—	—	3,605
Net loss	—	—	—	—	(6,169)	(6,169)
Foreign currency translation adjustments	—	—	—	(14)	—	(14)
Balance, September 30, 2025	1,059,298	$—	$288,634	$184	$(308,503)	$(19,685)

Three Months Ended September 30, 2026:
Balance, July 1, 2026	37,058,212	$1	$308,831	41	$(322,058)	$(13,185)
Stock based compensation	9,846	—	1,573	—	—	1,573
Net loss	—	—	—	—	(1,240)	(1,240)
Foreign currency translation adjustments	—	—	—	(60)	—	(60)
Balance, September 30, 2026	37,068,058	$1	$310,404	(19)	$(323,298)	$(12,912)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Deficit
Nine Months Ended September 30, 2025:
Balance, January 1, 2025	913,975	$—	$275,383	$329	$(290,400)	$(14,688)
Stock based compensation	6,951	—	5,582	—	—	5,582
Issuance of common stock from options exercised	4,011	—	157	—	—	157
Issuance of common stock for note conversions for convertible debt	56,875	—	3,907	—	—	3,907
Issuance of common stock under equity line of credit	77,486	—	3,605	—	—	3,605
Net loss	—	—	—	—	(18,103)	(18,103)
Foreign currency translation adjustments	—	—	—	(145)	—	(145)
Balance, September 30, 2025	1,059,298	$—	$288,634	$184	$(308,503)	$(19,685)

Nine Months Ended September 30, 2026:
Balance, January 1, 2026	1,294,142	—	293,137	143	(315,788)	$(22,508)
Stock based compensation	19,849	1	4,716	—	—	4,717
Issuance of common stock for note conversions for convertible debt	5,516,681	—	7,725	—	—	7,725
Issuance of common stock under equity line of credit, net	41,600	—	147	—	—	147
Obligation to issue common stock in connection with abeyance shares	—	—	937	—	—	937
Issuance of common stock for debt restructuring (Note 5)	30,195,786	—	3,533	—	—	3,533
Issuance of Series P Preferred stock warrants	—	—	209	—	—	209
Net loss	—	—	—	—	(7,510)	(7,510)
Foreign currency translation adjustments	—	—	—	(162)	—	(162)
Balance, September 30, 2026	37,068,058	$1	$310,404	(19)	$(323,298)	$(12,912)

See accompanying notes to condensed consolidated financial statements.

zSpace, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,510)	$(18,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of Series P Preferred Stock liability	(2,164)	—
Change in fair value of convertible debt	2,474	623
Non-cash amortization of debt discount	186	56
Provision for excess and obsolete inventory	—	227
Stock-based compensation expense	4,717	5,582
Depreciation	10	7
Bad debt expense	42	31
Gain on extinguishment of convertible debt	(4,052)	—
Gain from settlement of vendor claims	(1,198)	—
Changes in operating assets and liabilities:
Accounts receivable	(442)	(472)
Inventory	758	710
Prepaid expenses and other assets	(313)	(1,002)
Accounts payable	1,429	(1,691)
Accrued expenses	(141)	50
Deferred revenue	1,096	(641)
Accrued interest	237	598
Net cash used in operating activities	(4,871)	(14,025)
Cash flows from investing activities:
Capital expenditures	(22)	(21)
Net cash used in investing activities	(22)	(21)
Cash flows from financing activities:
Proceeds from issuance of Preferred Stock Series P	3,000	—
Proceeds from convertible debt	4,000	13,000
Repayments of convertible debt	(1,808)	(156)
Proceeds from other debt issuances	1,345	4,000
Fees paid for debt issuance	(12)	(61)
Repayment of other debt issuances	(1,886)	(6,836)
Proceeds from issuance of common stock from equity line-of-credit	147	3,605
Proceeds from exercise of common stock options	—	157
Net cash provided by financing activities	4,786	13,709
Effects of exchange rate changes on cash and cash equivalents	(188)	(256)
Net decrease in cash, cash equivalents and restricted cash	(295)	(593)
Cash, cash equivalents and restricted cash, beginning of period	1,021	4,864
Cash, cash equivalents and restricted cash, end of period	$726	$4,271
Supplemental disclosure of cash flow information:
Cash paid for interest	$637	387
Cash paid for income taxes	$—	17
Non-cash investing and financing activities:
Leased assets obtained in exchange for new operating lease liabilities	$361	$—
Conversion of convertible debt principal and interest payments into common stock	$7,725	$3,907
Issuance of common stock for debt restructuring	$4,470	$—

See accompanying notes to condensed consolidated financial statements.

ZSPACE, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2026

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

The Company has prepared its unaudited condensed consolidated financial statements in accordance with GAAP in the United States of America (“GAAP”) and the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and notes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our 2025 Form 10-K.

Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity Risk and Going Concern

For the nine months ended September 30, 2026, the Company incurred a net loss of approximately $7.5 million. For the nine months ended September 30, 2025, the Company incurred a net loss of $18.1 million. For the nine months ended September 30, 2026 and 2025, the Company incurred negative cash flows from operations of $4.9 million and $14.0 million, respectively. The Company had combined cash, cash equivalents and restricted cash balance of $0.7 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively. The Company has incurred operating losses and negative cash flows from operations since inception. The Company’s prospects are subject to risks, expenses, and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing its products, availability of additional financing, gaining customer acceptance, and uncertainty of achieving future profitability. The Company’s success depends on obtaining additional financing, increasing sales, expanding its partnerships with resellers, controlling costs, and continued research and development activities to improve product offerings to end-users. The Company has historically funded its operations through the issuance of common and preferred stock to private investors (Note 6 – Stockholders’ Deficit), the proceeds of its Initial Public Offering (the “IPO”) in December 2024 and debt financing (Note 5 – Debt and Related Party Debt). The Company evaluated its financial condition as of the date of issuance and determined it is probable that, without consideration of a remediation plan to refinance existing debt facilities and raise new sources of capital, the Company would be unable to meet repayment obligations and the ongoing working capital shortfall in the next twelve months, and there is uncertainty about the Company’s ability to continue as a going concern. The conditions identified above raise substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the issuance date of the condensed consolidated financial statements.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet as of September 30, 2026 and December 31, 2025, to the amounts reported on the condensed consolidated statement of cash flows (in thousands):

	September 30,	December 31,
	2026	2025
Cash	$412	$538
Cash equivalents	4	174
Restricted cash	310	309
Total cash, cash equivalents and restricted cash	$726	$1,021

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

After all attempts to collect accounts receivable balances have failed, the balance is written off against the allowance for credit losses. As of September 30, 2026 and December 31, 2025, the Company reported an allowance for credit losses balance of $0.1 million.

Series P and Series P-2 Preferred Stock Liability

In accordance with Accounting Standards Codification (“ASC”) 480-10-25-14, the Company determined that the Series P and P-2 Preferred Stock should be classified as a liability and recorded at fair value as a non-current liability as of September 30, 2026 on the condensed consolidated balance sheet. This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day Volume Weighted Average Price (“VWAP”) of the Company’s common stock).

The Series P and P-2 Preferred Stock is measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued Payment-in-Kind (“PIK”) dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

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

	As of September 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$4	$—	$—	$4
Total financial assets	$4	$—	$—	$4

Convertible debt subject to credit risk analysis	$—	$4,695	$—	$4,695
Series P and P-2 Preferred Stock liability	—	—	3,088	3,088
Total financial liabilities	$—	$4,695	$3,088	$7,783

	As of December 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Money market funds	$174	$—	$—	$174
Total financial assets	$174	$—	$—	$174

Convertible debt subject to credit risk analysis	$—	$8,923	$—	$8,923
Total financial liabilities	$—	$8,923	$—	$8,923

The following table presents the roll-forward of the Series P and Series P-2 Preferred Stock liability balance for the nine months ended September 30, 2026 (in thousands):

(in thousands)	Series P Amount	Series P-2 Amount	Total Series Preferred Stock Liability Amount
Balance at December 31, 2025	$—	$—	$—
Initial recognition	2,791	2,461	5,252
Change in fair value	(1,156)	(1,008)	(2,164)
Balance at September 30, 2026	$1,635	$1,453	$3,088

The Company measures its convertible debt at fair value on a quarterly basis. The fair value of the Company’s debt approximates book value as of September 30, 2026 utilizing a Monte Carlo simulation using observable market conditions for items such as interest free rates, discount rates and volatility assumptions. The fair value of the convertible debt has been categorized as a Level 2 item as of September 30, 2026.

The Company measures its Series P and Series P 2-Preferred Stock liability at fair value on a quarterly basis. The fair value of the Company’s liability is calculated using a Probability Weighted Expected Return Method (“PWERM”) Model which included a Monte Carlo simulation of the share price and volume weighted average price at exit. The scenario probabilities for change in control, maturity expiration and dissolution assumptions are provided by management. The fair value of the Series P and Series P-2 convertible stock has been categorized as a Level 3 item as of September 30, 2026.

The following table provides the inputs used to measure the Series P and Series P-2 Preferred Stock at the issuance date and September 30, 2026:

	Series P	Series P-2
Share price at issuance date	$13.25	$0.15
Share price at September 30, 2026	$0.13	$0.13
Discount rate at issuance date	22.72%	26.08%
Discount rate at September 30, 2026	28.93%	27.85%
Volatility at issuance date	88.05%	125.79%
Volatility at September 30, 2026	101.99%	100.68%
Risk free rate at issuance date	3.75%	4.08%
Risk free rate at September 30, 2026	4.86%	4.86%
Dividend yield at issuance date and September 30, 2026	0.00%	0.00%
Probability of a change in control at issuance date and September 30, 2026	50.00%	50.00%
Probability of a dissolution scenario at issuance date and September 30, 2026	50.00%	1.00%
Probability of a maturity expiration scenario at issuance date and September 30, 2026	100.00%	1.00%
Timing of a change in control scenario at issuance date (in years)	1.00	0.67
Timing of a change in control scenario at September 30, 2026 (in years)	0.34	0.34
Timing of a dissolution scenario at issuance date (in years)	2.00	1.67
Timing of a dissolution scenario at September 30, 2026 (in years)	1.34	1.34
Timing of a maturity expiration scenario at issuance date (in years)	5.00	5.00
Timing of a maturity expiration scenario at September 30, 2026 (in years)	4.34	4.67

During the three and nine months ended September 30, 2026, there were no transfers of financial assets and liabilities between Levels 1, 2 or 3.

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

Services: The Company offers installation and/or training services for its products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month. Additionally, the Company offers one- and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. All warranty-related performance obligations are generally fulfilled evenly throughout the contract term. Services also includes post-contract support (“PCS”) which is akin to a stand-ready performance obligation that is provided throughout the contract term. For all services related performance obligations, the Company believes that the passage of time corresponds directly to the satisfaction of the performance obligations; therefore, an output method of measuring progress based on time elapsed during the contract period is used to recognize revenue ratably on a straight-line basis.

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

New Accounting Pronouncements

As of September 30, 2026 there are no new accounting pronouncements affecting the Company other than those discussed in the financial statements in the Company’s 2025 Form 10-K.

3.	REVENUE

Disaggregation of Revenue

The Company earns revenue through the sale of products and services. Product and service revenue are the disaggregation of revenue primarily used by management, as this disaggregation allows for the evaluation of market trends and certain product lines and services vary in renewing versus non-renewing nature.

The following table disaggregates revenue by recognition method for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Point in time	$3,357	$8,480	$13,464	$21,958
Over time	236	313	776	1,053
Total	$3,593	$8,793	$14,240	$23,011

The following table disaggregates revenue by type of products and services for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Hardware	$1,049	$3,768	$6,703	$11,908
Software	2,016	4,319	6,128	8,667
Services	528	706	1,409	2,436
Total	$3,593	$8,793	$14,240	$23,011

The following table disaggregates revenue by geographic area for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$3,459	$7,361	$13,016	$19,692
International	134	1,432	1,224	3,319
Total	$3,593	$8,793	$14,240	$23,011

The amount of deferred revenue as of September 30, 2026 and December 31, 2025 reflects the revenue expected to be recognized in future periods related to remaining performance obligations as the Company collects payment in advance of satisfaction of performance obligations.

As of September 30, 2026 and December 31, 2025, the Company has $3.3 million and $2.2 million in deferred revenue. As of September 30, 2026 approximately $3.1 million of the balance is expected to be earned within the next 12 months and $0.3 million to be earned within the next 13 to 57 months. We recognized approximately $1.1 million of revenue during the nine months ended September 30, 2026 that was included in the $2.2 million deferred revenue balance as of December 31, 2025.

As of December 31, 2025 approximately $1.9 million of the balance was expected to be earned within the next 12 months and $0.3 million to be earned within the next 13 to 58 months.

As of September 30, 2026 and December 31, 2025, the Company had no contract assets.

4.	BALANCE SHEET COMPONENTS

Inventory

At September 30, 2026 and December 31, 2025, inventory, net of reserve, consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$1,338	$2,091
Raw materials	308	313
Inventory	$1,646	$2,404

Prepaid and other current assets

Prepaid expenses and other current assets consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Advances to suppliers	$1,423	$1,163
Deferred software costs	205	147
Prepaid operating expense	309	312
Total prepaid expenses and other current assets	$1,937	$1,622

Accrued expenses and other liabilities

Accrued expenses and other current liabilities consisted of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Accrued purchases	$—	$685
Accrued compensation	1,163	1,147
Other current liabilities	1,775	1,871
Total accrued expenses and other current liabilities	$2,938	$3,703

During the nine months ended September 30, 2026, the Company settled two outstanding vendor claims. The related liabilities, which were carried at December 31, 2025 as $0.6 million in accounts payable and $0.6 million in accrued expenses and other current liabilities, were extinguished with the settlements, resulting in a gain of $1.2 million presented as “Gain from settlement of vendor claims” in the condensed consolidated statements of operations and comprehensive loss.

5.	DEBT AND RELATED PARTY DEBT

As of September 30, 2026 and December 31, 2025, debt and related party debt is comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Short-term debt:
Other term loans	$669	$1,405
Total other current debt	669	1,405
Convertible debt	615	6,199
Total short-term debt	$1,284	$7,604
Noncurrent debt:
Convertible debt	$4,695	$8,923
Other term loans	1,052	8,809
Less: debt issuance costs	(15)	(19)
Less: current portion	(1,284)	(7,604)
Total Noncurrent debt	$4,448	$10,109

All issuance costs related to the convertible debt issued during the three and nine months ended September 30, 2026 were expensed as incurred.

As of September 30, 2026, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2026	$1,284
2027	2,835
2028	2,579
Less adjustment to fair value of Senior Secured Convertible Debt	(966)
Total	$5,732

During the nine months ended September 30, 2026 and 2025, the Company capitalized $31,000 and $30,500, respectively, of debt discount and issuance costs on term loans incurred.

3i and Fiza Debt Restructuring

On May 29, 2026, the Company entered into a series of related agreements and corporate actions to restructure approximately $12.0 million of outstanding indebtedness owed to two noteholders: 3i, LP, a Delaware limited partnership (“3i”), and Fiza Investments Limited, a Cayman Islands entity (“Fiza” and, together with 3i, the “Holders”). The transactions consist of (i) the conversion of a portion of the amounts owed to 3i and all amounts owed to Fiza into shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), and a newly created series of preferred stock designated as Series P-2 Convertible Preferred Stock (“Series P-2 Preferred”), (ii) the amendment of 3i’s remaining senior convertible note, (iii) the amendment of the Certificate of Designations of the Company’s Series P Convertible Preferred Stock, and (iv) the creation of the new Series P-2 Preferred, each as described in more detail below.

3i Debt Restructuring Agreement

On May 29, 2026 (the “Closing Date”), the Company converted an aggregate of $2,000,000 of outstanding principal and other owed amounts under its senior secured convertible notes into shares of Common Stock. Specifically, the converted amount consisted of (i) $789,110 (the “First Note Converted Amount”) of outstanding principal and other owed amounts under a senior secured convertible note originally issued on April 11, 2025 in the original principal amount of $13,978,495 (the “First Note”), and (ii) an amount of interest and Make-Whole Amounts (as defined in the Second Note) equal to $2,000,000 minus the First Note Converted Amount, drawn from a senior secured convertible note issued on March 16, 2026 in the original principal amount of $4,301,075 (the “Second Note”). Conversion of the First Note Converted Amount fully satisfied and discharged all obligations under the First Note. In connection with the 3i debt restructuring, the Company recorded a gain on debt extinguishment of $1.0 million during the nine months ended September 30, 2026.

The conversion price for the shares of Common Stock issuable to 3i pursuant to the 3i Agreement was $0.2385 per share, a fixed price equal to 150% of the closing price of the Common Stock on the OTC Markets on the trading day immediately preceding the Closing Date. The number of shares of Common Stock issuable to 3i pursuant to the 3i Agreement was equal to $2,000,000 divided by such conversion price, rounded up to the nearest whole share.

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

The 3i Agreement also included customary representations and warranties of the parties, a limitation on the beneficial ownership of 3i in the Company’s Common Stock of 4.99% of the total outstanding Common Stock immediately after giving effect to such issuance (increasing to 9.99% on or after June 20, 2026), and a 60-day standstill on 3i’s ability to declare an Event of Default (as defined in the Amended Note) as a result of the Company’s Common Stock being suspended from trading on Nasdaq.

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

As of September 30, 2026, 6,321,912 Conversion Shares were held in abeyance under Section 6(a). The Company is obligated to issue those Conversion Shares upon notice from 3i, and 3i is not entitled to cash or any other consideration in lieu of those shares. Because the obligation is to issue a fixed number of Conversion Shares in respect of consideration settled at the Closing, and neither the 3i Agreement nor the Amended Note permits or requires settlement in cash or other assets, the obligation is classified within permanent stockholders' equity and is not subsequently remeasured. The Conversion Shares held in abeyance are excluded from shares issued and outstanding as of September 30, 2026 and are included in the weighted-average number of shares used to compute basic net income (loss) per share from the Closing Date.

 Fiza Debt Conversion

 On May 29, 2026, the Company converted an aggregate amount of $10,003,916, consisting of $7,201,695 in principal (the “Principal”) and $2,802,221 in accrued interest (the “Interest”) as follows (i) the Principal into shares of Common Stock at a fixed conversion price equal to $0.2385 per share, 150% of the closing price of the Common Stock on the OTC Markets on the trading day immediately preceding the Closing Date; and (ii) the Interest into shares of the newly created Series P-2 Preferred at a fixed conversion price of $1.00 per share, resulting in the issuance of 2,802,221 shares of Series P-2 Preferred to Fiza.

Series P Preferred Stock

On January 27, 2026, the Company filed a Certificate of Designations of Series P Convertible Preferred Stock (the “Series P COD”) with the Secretary of State of the State of Delaware. The Series P COD established a new series of preferred stock designated as “Series P Convertible Preferred Stock” (the “Series P Preferred Stock”). On May 29, 2026, the Company filed an Amendment to the Certificate of Designations of Series P Convertible Preferred Stock of zSpace, Inc.  As of September 30, 2026, 1,500,000 shares of Series P Preferred Stock were issued and outstanding. The principal terms of the Series P Preferred are as follows:

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

Liquidation. Upon any liquidation, dissolution, winding-up, or Change of Control Transaction (as defined in the Series P COD), holders of Series P Preferred are entitled to receive, for each share, before any distribution to holders of junior shares, an amount equal to the stated value plus accrued and unpaid dividends and other amounts due.

Optional Conversion. Beginning on the third anniversary of the original issue date, each share of Series P Preferred is convertible at the option of the holder into the number of shares of Common Stock equal to the stated value ($2) plus accrued and unpaid dividends, divided by the then-applicable conversion price. The conversion price was initially equal to the stated value and was reduced to $1.00 by the Series P Amendment. It adjusts proportionately for stock splits, stock dividends and reverse splits.

Required conversion. All outstanding shares of Series P Preferred will automatically convert into Common Stock on the fifth anniversary of the original issue date, January 27, 2031 (the “Required Conversion Date”). The conversion will be made at a rate equal to the lower of (i) the then-applicable conversion price and (ii) 80% of the VWAP of the Common Stock for the 90 consecutive trading days immediately preceding the Required Conversion Date. If the Common Stock is not then listed or quoted on a trading market, the fair market value determined in good faith by the Board is used instead of the 90-day VWAP.

Amendment to Series P Convertible Preferred Stock

In connection with the foregoing transactions, on May 28, 2026, the Board of Directors of the Company (the “Board”), with the prior written consent of the holder of all of the outstanding shares of Series P Convertible Preferred Stock, approved, and directed the Company to file with the Secretary of State of the State of Delaware, a Certificate of Amendment to the Certificate of Designations of Series P Convertible Preferred Stock of zSpace, Inc. (the “Series P Amendment”). The Series P Amendment: (i) reduced the authorized number of shares of Series P Convertible Preferred Stock from 5,000,000 to 2,000,000 shares; and (ii) reduced the current Conversion Price of the Series P Convertible Preferred Stock to $1.00 per share. All other terms of the Certificate of Designations of Series P Convertible Preferred Stock were not affected by the Series P Amendment.

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

 Optional Conversion. Beginning on the third anniversary of the original issue date, each share of Series P-2 Preferred is convertible at the option of the holder into the number of shares of Common Stock equal to the stated value ($2.00) plus accrued and unpaid dividends, divided by the then-applicable conversion price, initially $1.00. It adjusts proportionately for stock splits, stock dividends and reverse splits.

Required conversion. All outstanding shares of Series P-2 Preferred will automatically convert into Common Stock on the fifth anniversary of the original issue date, May 29, 2031 (the “P-2 Required Conversion Date”). The conversion will be made at a rate equal to the lower of (i) the then-applicable conversion price and (ii) 80% of the VWAP of the Common Stock for the 90 consecutive trading days immediately preceding the P-2 Required Conversion Date. If the Common Stock is not then listed or quoted on a trading market, the fair market value determined in good faith by the Board is used instead of the 90-day VWAP.

Classification and Measurement of Series P and P-2 Preferred Stock Liability

In accordance with ASC 480-10-25-14, the Company determined that the Series P and Series P-2 Preferred Stocks should be classified as a liability and recorded at fair value as a non-current liability as of September 30, 2026 on the condensed consolidated balance sheet. This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day VWAP of the Company’s common stock).

The Series P and Series P-2 Preferred Stocks are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued PIK dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

In accordance with ASC 480-10-25-14, the Company determined that the changes in fair value of the Series P and Series P-2 Preferred Stock liability during the periods presented were primarily attributable to changes in the price of the Company’s common stock and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in consolidated net loss rather than other comprehensive income (loss). The net impact for the three months ended September 30, 2026 and 2025, was a gain of approximately $2.0 million and $0, respectively. The net impact for the nine months ended September 30, 2026 and 2025, was a gain of approximately $2.2 million and $0, respectively.

As of September 30, 2026, there are 1,500,000 and 2,802,221 shares outstanding of the Series P and Series P-2 Preferred stock, respectively.

Term Debt

Fiza Amendment

As discussed above, on May 29, 2026, the outstanding principal balance of the Fiza loans of $7.2 million was restructured and converted into common stock and no amounts remain outstanding as of September 30, 2026. The outstanding accrued interest balance of $2.8 million was converted into Series P-2 Preferred Stock. In connection with the conversion of principal and accrued interest under the Fiza loans, the Company recorded a gain on debt extinguishment of $3.1 million during the nine months ended September 30, 2026.

Itria Refinancing

On March 19, 2026, the Company entered into a new Loan and Security Agreement the (“New Loan Agreement”) with Itria Ventures LLC (the “Lender”) in connection with the refinancing of all of its outstanding debt with the Lender. Pursuant to the New Loan Agreement, the Lender agreed to provide the Company with a term loan in the principal amount of $1,344,500 (the “New Loan”) at an interest rate of 18.99% per year. The New Loan is payable on a monthly basis in 24 equal installments, maturing on the 24-month anniversary of the funding date.

The proceeds of the New Loan were used to refinance and pay off in full the two existing Loan and Security Agreements with the Lender dated August 20, 2025, which had original principal amounts of $1,000,000 each. In connection with this refinancing, the Company, the Lender, and the Company’s existing Senior Lender (the “Senior Lender”), entered into an amended intercreditor agreement (the “Intercreditor Agreement”) to maintain the subordinated status of the New Loan, pursuant to which, among other things, Itria subordinated its security interest in the assets of the Company to the security interest of the Senior Lender and agreed to certain covenants limiting its ability to declare an event of default under the New Loan Agreement.

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

Conversion of Principal and Interest amounts into Common Stock

During the nine months ended September 30, 2026, the Company reduced its obligations under the Initial Senior Secured Convertible Note by $1.8 million through the conversion of principal and interest into 278,374 shares of common stock at conversion prices ranging between $3.00 per share to $15.00 per share.

In accordance with ASC 825-10-45-5, the Company determined that the changes in fair value of the Note during the periods presented were primarily attributable to changes in market interest rates and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in net income rather than other comprehensive income.  The net impact for the three months ended September 30, 2026 and 2025, was a gain of approximately $1.0 million and a loss of approximately $1.1 million, respectively. The net impact for the nine months ended September 30, 2026 and 2025, was a loss of approximately $2.5 million and $0.6 million, respectively.

6.	STOCKHOLDERS’ DEFICIT

The Company has shares reserved and available for future issuance of common stock as follows as of the periods indicated:

	September 30,	December 31,
	2026	2025
Warrants	44,313	4,313
Awards outstanding under the 2017 and 2007 Equity Incentive Plans	201,663	234,147
Awards outstanding under the 2024 Equity Incentive Plan	48,604	35,818
Shares available for future issuance under convertible debt notes	16,556,727	212,329
Shares available for future issuance under equity line-of-credit agreement	—	704
Shares available for future issuance under the 2024 Equity Incentive Plan	18,910	59,273
Shares available for future conversion of Series P and P-2 Preferred Stock	5,000,000	—
Shares reserved for abeyance of common stock	6,321,912	—
Shares authorized and available for future issuance	34,739,813	2,159,267
Total shares reserved and available for future issuance of common stock	62,931,942	2,705,851

Conversion Shares Held in Abeyance

As of September 30, 2026, 6,321,912 Conversion Shares issuable to 3i under the 3i Agreement were held in abeyance under Section 6(a) as a result of the Beneficial Ownership Limitation described in Note 5. The Company's obligation is to issue a fixed number of Conversion Shares in respect of consideration settled at Closing, and neither the 3i Agreement nor the Amended Note permits or requires settlement of that obligation in cash or other assets. Accordingly, the obligation is classified within stockholders' equity. The Conversion Shares held in abeyance are presented as a separate component of stockholders' equity of $0.9 million and are excluded from shares issued and outstanding as of September 30, 2026, as they had not been issued as of that date.

Reverse Stock Split

On April 16, 2026, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Amended and Restated Certificate of Incorporation, as amended, to effect a reverse stock split of its issued common stock, par value $0.00001 per share (“common stock”), in the ratio of 1-for-25 (the “Reverse Stock Split”), effective at 11:59 p.m., eastern time, on April 20, 2026. As of the effective time of the Reverse Stock Split, every 25 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock, with any fractional shares being rounded up to the next whole share. Proportionate adjustments were made to the number of shares of common stock underlying the Company’s outstanding equity awards, warrants, the number of shares issuable under its equity incentive plans and other existing agreements, as well as the exercise or conversion price, as applicable.

All references to common stock, restricted stock units, warrants, preferred stock, and options to purchase common stock share data, per share data and related information contained in the unaudited condensed consolidated financial statements and the accompanying notes have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

Nasdaq Delisting Proceedings

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

On August 6, 2026, the Panel issued a decision determining to delist the Company’s common stock. Because Nasdaq did not file a Form 25 following the Panel’s decision, after providing written notice to Nasdaq and issuing a press release on September 15, 2026, zSpace filed a Form 25 with the SEC on September 25, 2026 to voluntarily delist its common stock from Nasdaq. The delisting became effective ten days after the Form 25 was filed, on October 5, 2026. The registration of the common stock under Section 12(b) of the Exchange Act, will terminate 90 days after that filing, on or about December 24, 2026. The Company will remain subject to the reporting requirements of the Exchange Act through and after that date.

7.	STOCK BASED COMPENSATION EXPENSE

Equity incentive plans

As of September 30, 2026, the Company had adopted three equity incentive plans in 2007 (the “2007 Plan”), 2017 (the “2017 Plan”) and 2024 (the “2024 Plan”), and together with the 2007 Plan and the 2017 Plan, (the “Stock Plans”) to provide for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other stock or cash-based awards to our directors, employees, non-employee directors and service providers. Equity awards are granted with an exercise price per share equal to at least the estimated fair value of the underlying common stock on the date of grant. The vesting period is determined through individual award agreements. Awards generally expire 10 years from the date of grant.

As of September 30, 2026, a total of 347,695 shares were authorized for issuance under the Stock Plans. As of September 30, 2026, 320,908 shares have been granted or issued under the Stock Plans, leaving 26,787 shares available for future awards. As of December 31, 2025, there were 239,208 shares granted under the 2007 Plan and the 2017 Plan. The shares available for issuance under the 2024 Plan may consist, in whole or in part, of authorized and unissued shares or reacquired shares. Shares from the 2024 Plan which are forfeited due to employee termination or expiration are returned to the share pool. Similarly, shares from the 2024 Plan which are withheld upon exercise to provide for the exercise price and/or taxes due and shares repurchased by the Company are also returned to the pool.

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

The following table summarizes the activity related to RSUs subject to time-based vesting requirements for the nine months ended September 30, 2026:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of December 31, 2025	35,818	$328.25
Granted	43,301	2.77
Vested	(24,811)	144.92
Forfeited	(5,704)	232.13
Non-vested as of September 30, 2026	48,604	$143.15

As of September 30, 2026, total unrecognized stock-based compensation cost for RSUs was approximately $4.3 million which is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years. The intrinsic value of RSUs as of September 30, 2026 was approximately $6,200.

Determination of fair value of stock options

As of September 30, 2026 and December 31, 2025, the Company had approximately 0.2 million options outstanding under the 2007 Plan and the 2017 Plan. As of September 30, 2026 and December 31, 2025, all options outstanding were granted solely with time-based vesting requirements.

A summary of the Company’s stock option plan and the changes during the period ended September 30, 2026 is presented below:

			Weighted
		Weighted	Average
	Number of	Average	Remaining	Aggregate
	Outstanding	Exercise	Contractual	Intrinsic
	Options	Price	Years	Value
Balance, December 31, 2025	234,147	$75.00	7.00
Expired	(31)	15,000.00
Forfeited	(32,453)	67.45
Balance, September 30, 2026	201,663	$73.92	6.16	$—	(1)
Vested and Exercisable, September 30, 2026	201,663	$73.92	6.16	$—	(1)
Vested and Expected to Vest, September 30, 2026	201,663	$73.92	6.16	$—	(1)

(1) The Company’s closing stock price as of September 30, 2026 is $0.13 per share. As all outstanding options have an exercise price greater than the closing price, there does not exist any intrinsic value as of September 30, 2026.

As of September 30, 2026, there was no significant unrecognized stock-based compensation cost for stock options granted.

Stock-based compensation included in the condensed consolidated statements of operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$20	$26	$60	$58
Research and development	85	183	251	360
Selling and marketing	384	930	1,166	1,739
General and administrative	1,084	1,603	3,240	3,425
Total stock-based compensation expense	$1,573	$2,742	$4,717	$5,582

8.	TAXES

The Company estimates an annual effective tax rate of (0.06)% for the year ending December 31, 2026 as the Company incurred losses for the nine months ended September 30, 2026 and expects to continue to incur losses through the remainder of the fiscal year ending December 31, 2026, resulting in an estimated net loss for both financial statement and tax purposes for the year ending December 31, 2026. Therefore, no federal or state income taxes are expected outside of state minimum tax payments. The effective rate during this period includes income tax benefits and exclusions associated with convertible debt interest and changes in valuation allowances related to future deductible temporary differences.

Due to the Company’s history of losses since inception, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets. Accordingly, the deferred tax assets have been reduced by a full valuation allowance, since the Company does not currently believe that realization of its deferred tax assets is more likely than not. As of September 30, 2026, the Company has no uncertain tax positions that require the establishment of a reserve.

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

The 6,321,912 Conversion Shares held in abeyance described in Note 5 are issuable for no further consideration and are therefore included in the weighted-average number of shares used to compute basic net income (loss) per share from May 29, 2026, the Closing Date. As a result, the weighted-average number of shares used to compute basic net income (loss) per share exceeds the number of shares of Common Stock issued and outstanding as of September 30, 2026.

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
(in thousands, except share and per share data)	2026	2025
Net loss available to common shareholders used in basic and diluted earnings per share	$(1,240)	$(6,169)
Weighted average number of common shares used in basic and diluted earnings per share	43,389,702	960,807
Net loss per common share – basic and diluted	$(0.03)	$(6.42)

The following data show the amounts used in computing EPS and the effect on income and the weighted average number of shares for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025
Net loss available to common shareholders used in basic and diluted earnings per share	$(7,510)	$(18,103)
Weighted average number of common shares used in basic and diluted earnings per share	21,317,177	931,344
Net loss per common share – basic and diluted	$(0.35)	$(19.44)

For the nine months ended September 30, 2026 and 2025, the following items have been excluded from the computation of diluted net loss per share because the effect of including these would have been anti-dilutive:

Nine Months Ended September 30:	2026	2025
Incentive stock options	201,663	234,263
Restricted stock units	48,604	52,617
Warrants	44,313	4,313
Shares available for future issuance under the Series P Preferred Stock	5,000,000	—
Shares available for future issuance under the convertible debt note	16,556,727	—
Total	21,851,307	291,193

10.	RELATED PARTY TRANSACTIONS

Gulf Islamic Investments Holding, LLC (“GII”)

In connection with the hiring in 2023 of the Company’s Chief Financial Officer, Erick DeOliveira, the Company has expensed and accrued $0.2 million as of September 30, 2026 with a related party, GII, for recruitment fees paid on the Company’s behalf by GII.

Fiza

During the three and nine months ended September 30, 2026 and 2025, there were no related party transactions with Fiza other than the financing transactions and conversions described in Note 5.

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

On May 16, 2022, we entered into a merger agreement (the “EdtechX Merger Agreement”) with EdtechX Holdings Acquisition Corp II (“EdtechX”), a Special Purpose Acquisition Company (“SPAC”). The EdtechX Merger Agreement was terminated on June 21, 2023. On July 12, 2024, EdtechX filed a complaint in the Superior Court of the State of Delaware in connection with the termination of the EdtechX Merger Agreement, claiming breaches of contract and the implied covenant of good faith and fair dealing and seeking damages of approximately $60 million. A trial date has been set for January 20, 2027. The Company believes this lawsuit is without merit and intends to vigorously defend itself against these allegations. However, litigation is inherently uncertain, and the damages claimed by EdtechX substantially exceed the Company’s available cash and other resources. If EdtechX were to prevail and be awarded damages in or near the amount claimed, the Company would not have the resources to satisfy the judgment, and an adverse outcome would have a material adverse effect on the Company’s financial condition and its ability to continue as a going concern, and could result in the Company being forced to cease operations or seek protection under applicable bankruptcy laws. The Company has not accrued any amount related to this matter because it has determined that a loss is not probable and the amount of any loss is not reasonably estimable.

Purchase Obligations

The Company has agreements with hardware suppliers to purchase inventory. As of September 30, 2026, the Company had $16.2 million in purchase obligations outstanding.

12.MAJOR CUSTOMERS AND ACCOUNTS RECEIVABLE

The Company had certain customers whose revenue individually represented 10% or more of the Company’s total revenue, or whose accounts receivable balances individually represented 10% or more of the Company’s total accounts receivable, as follows:

For the three months ended September 30, 2026 and 2025, there were no individual customers which represented 10% or more of the Company’s total revenue. For the nine months ended September 30, 2026 and 2025, there were no individual customers which represented 10% or more of the Company’s total revenue.

As of September 30, 2026, two customers accounted for approximately 26% of the Company’s accounts receivable. One customer accounted for approximately 16% of the Company’s accounts receivable and a second customer accounted for approximately 10% of the Company’s accounts receivable. As of December 31, 2025, one customer accounted for approximately 11% of the Company’s accounts receivable.

13.	EMPLOYEE BENEFITS

The Company maintains a qualified 401(k) plan (the “401(k) Plan”) which allows participants to defer from 0% to 100% of cash compensation. The 401(k) Plan allows employees to contribute on a pretax and after-tax basis to a Traditional and Roth 401(k). The 401(k) Plan allows employees who meet the age requirements and reach the 401(k) Plan contribution limits to make catch-up contributions (which are eligible for matching contributions). Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to $2,000 per participant annually and all matching contributions vest immediately. The matching contributions to the 401(k) Plan totaled approximately $0.1 million and $0.2 million, for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table presents selected financial information about revenues, expenses and net loss for the three and nine months ended September 30, 2026 and 2025 for the Company’s one reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Hardware	$1,049	$3,768	$6,703	$11,908
Software	2,016	4,319	6,128	8,667
Services	528	706	1,409	2,436
Total revenues	3,593	8,793	14,240	23,011
Cost of goods sold
Hardware	504	2,665	3,605	8,010
Software	414	1,081	1,624	2,520
Services	483	501	971	1,375
Excess and obsolete	9	47	26	227
Total cost of goods sold	1,410	4,294	6,226	12,132
Gross profit	2,183	4,499	8,014	10,879
Operating expenses:
Research and development	237	266	722	580
Software engineering	283	452	845	1,156
Platform engineering	345	850	1,104	2,201
Sales	432	2,110	1,873	5,954
General and administrative	3,257	3,385	10,375	11,159
Marketing and business development	1,976	2,104	4,994	5,938
International sales	72	126	188	398
Gain from settlement of vendor claims	—	—	(1,198)	—
Total operating expenses	6,602	9,293	18,903	27,386
Loss from operations	(4,419)	(4,794)	(10,889)	(16,507)
Other (expense) income:
Interest expense	(59)	(306)	(644)	(1,109)
Other income, net	121	78	290	148
Gain on extinguishment of debt	—	—	4,052	—
Gain on change in fair value of Series P and P-2 Preferred Stock liability	1,957	—	2,164	—
Gain (loss) on change in fair value of convertible debt	1,160	(1,148)	(2,474)	(623)
Loss before income taxes	(1,240)	(6,170)	(7,501)	(18,091)
Income tax expense	—	(1)	9	12
Segment net loss	$(1,240)	$(6,169)	$(7,510)	$(18,103)

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events and has determined that there were no subsequent events that required recognition or disclosure in the financial statements as of and for the period ended September 30, 2026, except as follows.

NASDAQ Delisting

As described in Note 6, on September 25, 2026, the Company filed a Form 25 with the SEC under Rule 12d2-2(c) of the Exchange Act to delist its common stock from The Nasdaq Stock Market LLC (“Nasdaq”). The delisting became effective on October 5, 2026, ten days after the Form 25 was filed. The registration of the Company’s common stock under Section 12(b) of the Exchange Act will terminate on or about December 24, 2026, 90 days after the Form 25 was filed. The Company’s common stock continues to be quoted on the OTCQB Venture Market tier of OTC Markets under the symbol “ZSPC.” The Company remains subject to the reporting requirements of the Exchange Act.

Bridge Note

On October 6, 2026, the Company issued a Senior Secured Note (the “Bridge Note”) to an investor (the “Bridge Investor”). The Bridge Note provides for advances of up to $5,000,000 in aggregate principal amount. Each advance is at the Bridge Investor’s sole discretion. Advances are drawn in tranches, and each tranche is split equally between a senior sub-tranche and a subordinated sub-tranche. As of the date of this report, $350,000 had been advanced under the Bridge Note.

The Bridge Note bears interest at 18.99% per annum, increasing to 24.99% while an event of default is continuing. Interest is paid monthly in kind by being added to principal, unless the Company elects to pay it in cash. The Bridge Note matures on December 31, 2027, and the Bridge Investor may extend the maturity in certain circumstances. At maturity, the Company must pay all outstanding principal and accrued interest plus a make-whole amount equal to the interest that would have accrued from the issuance date through maturity. The Company may prepay the Bridge Note at 110% of outstanding principal, accrued interest and the make-whole amount, and it must redeem the Bridge Note at the same price upon an event of default. If the Company completes an equity or debt financing, the Bridge Investor may require the Company to use up to the lesser of 20% of the net proceeds and 50% of the outstanding principal to redeem the Bridge Note. The Bridge Note contains customary covenants, including restrictions on senior indebtedness, liens, asset dispositions and affiliate transactions. It also contains customary events of default, including a change of control of the Company.

The Bridge Note is secured by substantially all of the assets of the Company and its domestic subsidiaries, including their intellectual property. Under an intercreditor agreement with the Senior Lender, the senior sub-tranches rank pari passu in payment and lien priority with the Amended Note, and the subordinated sub-tranches rank junior to it. Neither the Senior Lender nor the Bridge Investor may take enforcement action without the other’s consent until the earliest of May 15, 2027, the termination of a related pending transaction and the commencement of an insolvency proceeding involving the Company. Under a separate intercreditor agreement, Itria’s lien is subordinated to the Bridge Investor’s. Itria may continue to receive scheduled payments. Until the Bridge Note is repaid, Itria may not declare a default or modify its loan documents. Until the earlier of May 15, 2027 and repayment of the Bridge Note, Itria may not take enforcement action.

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

Hardware Product Revenue

Our laptops are designed to work with a wide range of learning applications, for both K-12 education and CTE, that come to life by having 3D models projected out of the screen. Our flagship product is the Inspire, our latest laptop product built in partnership with a major PC OEM. Hardware Product revenue accounted for 47% and 52% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively.

Software Applications Revenue

We derive software applications revenue from the sale of licenses and subscription plans to the software applications available on our platform.

Our software applications are priced based on the number of devices or users and length of the contract. We offer discount programs based on increases in volume of devices or users and the length of the contract. We believe the wide variety and flexibility of our software applications help us retain existing customers and acquire additional customers. Software applications revenue accounted for 43% and 38% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively. We expect that going forward our software applications revenue will grow faster in absolute dollars and as a percentage of our total revenue than our product or service revenues.

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

Services Revenue

We derive services revenue from installation and/or training services for products, both of which are separate performance obligations and typically are satisfied within a short period of time, often less than one month delivered remotely or on-site at the customer’s location. Additionally, we offer one- and two-year extended warranty contracts that customers can purchase at their option, which are also separate performance obligations. Services revenue accounted for 10% and 11% of our total revenue for the nine months ended September 30, 2026 and 2025, respectively.

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

	Three Months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Bookings	$4,142	$6,790	$16,160	$22,064

United States CTE & K-12 Bookings

We believe our ability to retain and grow our product and software revenue will be dependent on our ability to grow in both our United States CTE and K-12 market segments. We track our performance in this area by measuring our bookings from customers in each of these markets. We calculate this metric on a quarterly basis by comparing the aggregate number of bookings in each market for the most recent quarter divided by the number of bookings attributable to the same market for the same quarter in the previous fiscal year. CTE bookings accounted for approximately 50% and 53% for the three months ended September 30, 2026 and 2025, respectively, while K-12 bookings accounted for approximately 50% and 47%, for the three months ended September 30, 2026 and 2025, respectively. CTE bookings accounted for approximately 48% and 32% for the nine months ended September 30, 2026 and 2025, respectively, while K-12 bookings accounted for approximately 52% and 68%, for the nine months ended September 30, 2026 and 2025, respectively.

International Bookings

We track our performance in international sales by measuring bookings from our international reseller partners relative to total bookings. We calculate this metric on a quarterly basis by comparing the aggregate amount of bookings attributable to international partners for the most recent quarter compared to the number of bookings attributable to international partners for the same quarter in the previous fiscal year and the prior quarter. International bookings accounted for approximately 31% and 17% for the three months ended September 30, 2026 and 2025, respectively. International bookings accounted for approximately 17% and 14% for the nine months ended September 30, 2026 and 2025, respectively.

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

To monitor our ability to retain and grow our customer base for our software we monitor the annualized contract value of active software licenses, with particular attention to customers with at least $50,000 in ACV. Our ACV for the nine months ended September 30, 2026 and 2025 was approximately $7.7 million and $10.2 million, respectively. We calculate our Dollar-Based Retention Rate as of a given period end by starting with the ACV from all customers as of 12 months prior to such period end (“Prior Period ACV”) and calculating the ACV from these same customers as of the current period end (“Current Period ACV”). Current Period ACV includes any upsells and is net of contraction or attrition over the trailing 12 months but excludes revenue from new customers in the current period. We then divide the total Current Period ACV by the total Prior Period ACV to arrive at our Dollar- Based Retention Rate. For the trailing twelve-month period ended September 30, 2026 and 2025, our NDRR on customers with at least $50,000 of ACV was 68% and 77%, respectively.

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

Adjusted EBITDA

We calculate Adjusted EBITDA as GAAP net income (loss) adjusted for interest expense, depreciation and amortization expense, income tax expense, offering costs related to financing activities, stock-based compensation, gain on extinguishment of debt, change in fair value of convertible debt and the change in fair value of Series P and P-2 Preferred Stock liability. We believe this measure provides our management and investors with consistency and comparability with our past financial performance and is an important indicator of the performance and profitability of our business.

The following table presents our Adjusted EBITDA from operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
GAAP Net Loss	$(1,240)	$(6,169)	$(7,510)	$(18,103)
Add back (deduct):
Interest expense	59	306	644	1,109
Depreciation and amortization	3	6	10	7
Income tax expense (benefit)	—	(1)	9	12
Offering costs	—	—	146	—
Stock-based compensation	1,573	2,742	4,717	5,582
Gain on extinguishment of debt	—	—	(4,052)	—
(Gain) loss on change in fair value of convertible debt	(1,160)	1,148	2,474	623
Gain on change in fair value of Series P and P-2 Preferred Stock liability	(1,957)	—	(2,164)	—
Adjusted EBITDA	$(2,722)	$(1,968)	$(5,726)	$(10,770)

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

Income Tax Expense (Benefit)

Income tax expense (benefit) consists primarily of income taxes in certain foreign and state jurisdictions in which we conduct business.

Results of Operations

The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues:
Hardware	1,049	$3,768	$(2,719)	(72)%	6,703	$11,908	$(5,205)	(44)%
Software	2,016	4,319	(2,303)	(53)%	6,128	8,667	(2,539)	(29)%
Services	528	706	(178)	(25)%	1,409	2,436	(1,027)	(42)%
Total Revenues	3,593	8,793	(5,200)	(59)%	14,240	23,011	(8,771)	(38)%
Cost of goods sold(1)	1,410	4,294	(2,884)	(67)%	6,226	12,132	(5,906)	(49)%
Gross profit	2,183	4,499	(2,316)	(51)%	8,014	10,879	(2,865)	(26)%
Operating expenses:
Research and development(1)	865	1,568	(703)	(45)%	2,671	3,937	(1,266)	(32)%
Selling and marketing(1)	2,480	4,340	(1,860)	(43)%	7,055	12,290	(5,235)	(43)%
General and administrative(1)	3,257	3,385	(128)	(4)%	10,375	11,159	(784)	(7)%
Gain from settlement of vendor claims	—	—	—	—	(1,198)	—	(1,198)	N/A
Total operating expenses	6,602	9,293	(2,691)	(29)%	18,903	27,386	(8,483)	(31)%
Loss from operations	(4,419)	(4,794)	375	(8)%	(10,889)	(16,507)	5,618	(34)%
Other (expense) income:
Interest expense	(59)	(306)	247	81%	(644)	(1,109)	465	42%
Other income, net	121	78	43	55%	290	148	142	96%
Gain on extinguishment of convertible and other debt	—	—	—	N/A	4,052	—	4,052	N/A
Gain on change in fair value of Series P and P-2 Preferred Stock liability	1,957	—	1,957	N/A	2,164	—	2,164	N/A
Gain (loss) on change in fair value of convertible debt	1,160	(1,148)	2,308	(201)%	(2,474)	(623)	(1,851)	297%
Loss before income taxes	(1,240)	(6,170)	4,930	(80)%	(7,501)	(18,091)	10,590	(59)%
Income tax expense	—	(1)	1	N/A %	9	12	(3)	(25)%
Net loss	$(1,240)	$(6,169)	$4,929	(80)%	$(7,510)	$(18,103)	$10,593	(59)%
(1)	Includes stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

	(unaudited)
Cost of goods sold	$20	$26	$60	$58
Research and development	85	183	251	360
Sales and marketing	384	930	1,166	1,739
General and administrative	1,084	1,603	3,240	3,425
Total stock-based compensation expense	$1,573	$2,742	$4,717	$5,582

Comparison of financial results for the three months ended September 30, 2026 and 2025

Revenue

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenues:
Hardware	$1,049	$3,768	$(2,719)	(72)%
Software	2,016	4,319	(2,303)	(53)%
Services	528	706	(178)	(25)%
Total Revenues	$3,593	$8,793	$(5,200)	(59)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$7,700	$10,172	$(2,472)	(24)%
Net Dollar Retention Rate (NDRR)	68%	77%	(9)%

Total revenue decreased by $5.2 million, or 59%, for the three months ended September 30, 2026 to $3.6 million from $8.8 million for the three months ended September 30, 2025.

Hardware revenue decreased by $2.7 million or 72%, to $1.0 million for the three months ended September 30, 2026, from $3.8 million for the three months ended September 30, 2025. The decrease was primarily due to lower unit volume, which we believe resulted from a combination of factors, including reduced customer demand, reduced sales coverage following reductions in our sales headcount in December 2025, and lower marketing spend. In addition, our limited liquidity constrained our ability to purchase inventory, which we believe may have limited our ability to drive customer orders during the period. For the three months ended September 30, 2026 and 2025, hardware revenue as a percentage of total revenue was 29% and 43%, respectively.

Software revenue decreased by $2.3 million or 53%, to $2.0 million for the three months ended September 30, 2026, from $4.3 million for the three months ended September 30, 2025.  For the three months ended September 30, 2026 and 2025, software revenue as a percentage of total revenue was 56% and 49%, respectively.

Our key software retention metrics are as follows: (1) ACV as of September 30, 2026 decreased to $7.7 million as compared to September 30, 2025 of $10.2 million and (2) NDRR for the trailing twelve-month period ended September 30, 2026 was 68%, as compared to 77% for the trailing twelve-month period ended September 30, 2025.

Service revenue decreased by $0.2 million or 25%, to $0.5 million for the three months ended September 30, 2026, from $0.7 million for the three months ended September 30, 2025. The decrease in revenue was primarily attributable to decreased sales of extended warranty and technology support services and reflects the revenue recognition of expiring contracts in Q3 FY 25. For the three months ended September 30, 2026 and 2025, services revenue as a percentage of total revenue was 15% and 8%, respectively.

Cost of Goods Sold

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Cost of goods sold:
Hardware	$504	$2,665	$(2,161)	(81)%
Software	414	1,081	(667)	(62)%
Services	483	501	(18)	(4)%
Excess and obsolete	9	47	(38)	(81)%
Total cost of goods sold	$1,410	$4,294	$(2,884)	(67)%

For the three months ended September 30, 2026, total cost of goods sold decreased by $2.9 million, or 67%, to $1.4 million from $4.3 million for the three months ended September 30, 2025. This decrease was primarily attributable to reduced hardware costs of $2.2 million due to fewer units sold.  For the three months ended September 30, 2026 and 2025, gross margin was 61% and 51%, respectively.

Cost of hardware sold decreased by $2.2 million, or 81%, to $0.5 million for the three months ended September 30, 2026, from $2.7 million for the three months ended September 30, 2025. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops.

For the three months ended September 30, 2026 and 2025, hardware gross margin was 52% and 29%, respectively.

Cost of software sold decreased by $0.7 million or 62%, to $0.4 million for the three months ended September 30, 2026, from $1.1 million for the three months ended September 30, 2025. The decrease in cost of software sold corresponded to decreased sales of third-party point-in-time software and overall software application sales. For the three months ended September 30, 2026 and 2025, software gross margin was 79% and 68%, respectively.

Cost of services sold decreased by $18,000 or 4%, to $0.5 million for the three months ended September 30, 2026, from $0.5 million for the three months ended September 30, 2025. For the three months ended September 30, 2026 and 2025, services gross margin was 9% and 25%, respectively.

Operating Expenses

	Three Months Ended September 30,		Change
(in thousands)	2026	2025	$	%

	(unaudited)
Operating Expenses:
Research and development	$865	$1,568	$(703)	(45)%
Selling and marketing	2,480	4,340	(1,860)	(43)%
General and administrative	3,257	3,385	(128)	(4)%
Total operating expenses	$6,602	$9,293	$(2,691)	(29)%

For the three months ended September 30, 2026, operating expenses decreased by $2.7 million, or 29%, to $6.6 million from $9.3 million for the three months ended September 30, 2025. The decrease in expenses was primarily due to decreased costs in personnel expenses, marketing, travel related expenses and consulting expenses and fees incurred through the three months ended September 30, 2026.

Research and development expenses decreased by $0.7 million or 45%, to $0.9 million for the three months ended September 30, 2026, from $1.6 million for the three months ended September 30, 2025. The decrease in expenses was primarily attributable to a decrease in compensation costs resulting from lower headcount.

Selling and marketing expenses decreased by $1.9 million or 43%, to $2.5 million for the three months ended September 30, 2026, from $4.3 million for the three months ended September 30, 2025. The decrease in expenses was mainly due to lower compensation and commission expenses associated with the reduced sales team and fewer sales, and less travel related expenses, reflecting decreased staff size and fewer performance-based incentives being reached.

General and administrative expenses decreased by $0.1 million or 4%, to $3.3 million for the three months ended September 30, 2026, from $3.4 million for the three months ended September 30, 2025. The decrease in expenses was primarily attributable to lower compensation expenses and lower consulting related expenses primarily related to lower audit costs and the fees incurred for the issuance of convertible debt in April 2025.

Interest Expense

	Three Months Ended
	September 30,		Change
(in thousands)	2026	2025	$	%
Interest expense	$(59)	$(306)	$247	81%

For the three months ended September 30, 2026, interest expense decreased by $0.2 million, or 81%, to $0.1 million, from $0.3 million for the three months ended September 30, 2025. The decrease in interest expense was primarily attributable to lower debt outstanding in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Gain on Change in Fair Value of Series P and P-2 Preferred Stock Liability

Gain on Change in Fair Value of Series P and P-2 Preferred Stock Liability was approximately $2.0 million and $0 in the three months ended September 30, 2026 and 2025, respectively. This is a result of the changing inputs into the fair value model for the preferred stock liability for which the Company has elected the fair value option.

Gain (loss) on Change in Fair Value of Convertible Debt

Gain (loss) on Change in Fair Value of Convertible Debt was approximately $1.2 million and ($1.1) million in the three months ended September 30, 2026 and 2025, respectively. This is a result of the changing inputs into the fair value model for the convertible debt for which the Company has elected the fair value option.

Income Tax Expense

Income tax expense for each of the three months ended September 30, 2026 and 2025 was immaterial. We estimate an annual effective tax rate of (0.06)% for the year ending December 31, 2026.  Although the Company generated estimated taxable income for the nine months ended September 30, 2026, it expects to incur losses during the remainder of the fiscal year, resulting in a projected full-year loss for tax purposes. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2025 and 2024 was 0.1% and 0.1%, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Comparison of financial results for the nine months ended September 30, 2026 and 2025

Revenue

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Revenues:
Hardware	$6,703	$11,908	$(5,205)	(44)%
Software	6,128	8,667	(2,539)	(29)%
Services	1,409	2,436	(1,027)	(42)%
Total Revenues	$14,240	$23,011	$(8,771)	(38)%
Retention and Expansion Metrics
Annualized Contract Value (ACV)	$7,700	$10,172	$(2,472)	(24)%
Net Dollar Retention Rate (NDRR)	68%	77%	(9)%

Total revenue decreased by $8.8 million, or 38%, for the nine months ended September 30, 2026 to $14.2 million from $23.0 million for the nine months ended September 30, 2025. The decrease in revenue was primarily due to lower hardware and software revenues.

Hardware revenue decreased by $5.2 million or 44%, to $6.7 million for the nine months ended September 30, 2026, from $11.9 million for the nine months ended September 30, 2025. The decrease in hardware revenue was primarily due to lower unit volume, which we believe resulted from a combination of factors, including reduced customer demand, reduced sales coverage following reductions in our sales headcount in December 2025, and lower marketing spend. In addition, our limited liquidity constrained our ability to purchase inventory, which we believe may have limited our ability to drive customer orders during the nine months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, hardware revenue as a percentage of total revenue was 47% and 52%, respectively.

Software revenue decreased $2.5 million or 29%, to $6.1 million for the nine months ended September 30, 2026, from $8.7 million for the nine months ended September 30, 2025.  The decrease was primarily due to lower hardware sales, as customers typically purchase software licenses for use with newly purchased hardware. For the nine months ended September 30, 2026 and 2025, software revenue as a percentage of total revenue was 43% and 38%, respectively.

Our key software retention metrics are as follows: (1) ACV as of September 30, 2026 decreased to $7.7 million as compared to September 30, 2025 of $10.2 million and (2) NDRR for the trailing twelve-month period ended September 30, 2026 was 68%, as compared to 77% for the trailing twelve-month period ended September 30, 2025.

Service revenue decreased by $1.0 million or 42%, to $1.4 million for the nine months ended September 30, 2026, from $2.4 million for the nine months ended September 30, 2025. The decrease in revenue was primarily attributable to decreased sales of extended warranty and technology support services and reflects the revenue recognition of expiring contracts in the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, services revenue as a percentage of total revenue was 10% and 11%, respectively.

Cost of Goods Sold

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%
Cost of goods sold:
Hardware	$3,605	$8,010	$(4,405)	(55)%
Software	1,624	2,520	(896)	(36)%
Services	971	1,375	(404)	(29)%
Excess and obsolete	26	227	(201)	(89)%
Total cost of goods sold	$6,226	$12,132	$(5,906)	(49)%

For the nine months ended September 30, 2026, total cost of goods sold decreased by $5.9 million, or 49%, to $6.2 million compared to $12.1 million for the nine months ended September 30, 2025. This decrease was primarily attributable to reduced hardware costs of $4.4 million due to fewer units sold partially, as well as reduced costs of software, services and excess and obsolete expenses during the nine months ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, gross margin was 56% and 47%, respectively.

Cost of hardware sold decreased by $4.4 million, or 55%, to $3.6 million for the nine months ended September 30, 2026, from $8.0 million for the nine months ended September 30, 2025. The decrease in cost of hardware sold was primarily attributable to a decrease in the volumes shipped of Inspire laptops.

For the nine months ended September 30, 2026 and 2025, hardware gross margin was 46% and 33%, respectively.

Cost of software sold decreased by $0.9 million or 36%, to $1.6 million for the nine months ended September 30, 2026, from $2.5 million for the nine months ended September 30, 2025. The decrease in cost of software sold corresponded to decreased sales of third-party point-in-time software and overall software application sales. For the nine months ended September 30, 2026 and 2025, software gross margin was 73% and 71%, respectively.

Cost of services sold decreased by $0.4 million or 29%, to $1.0 million for the nine months ended September 30, 2026, from $1.4 million for the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, services gross margin was 31% and 44%, respectively.

Excess and obsolete expense decreased $0.2 million or 89%, to $26,000 for the nine months ended September 30, 2026, from $0.2 million in the nine months ended September 30, 2025. The decrease was attributable to the write-off of third-party software licenses in the nine months ending September 30, 2025.

Operating Expenses

	Nine Months Ended September 30,		Change
(in thousands)	2026	2025	$	%

	(unaudited)
Operating Expenses:
Research and development	$2,671	$3,937	$(1,266)	(32)%
Selling and marketing	7,055	12,290	(5,235)	(43)%
General and administrative	10,375	11,159	(784)	(7)%
Gain from settlement of vendor claims	(1,198)	—	(1,198)	N/A %
Total operating expenses	$18,903	$27,386	$(8,483)	(31)%

For the nine months ended September 30, 2026, operating expenses decreased by $8.5 million, or 31%, to $18.9 million from $27.4 million for the nine months ended September 30, 2025. The decrease in expenses was primarily due to decreased costs in personnel expenses, travel related expenses and consulting expenses and fees incurred through the nine months ended September 30, 2026.

Research and development expenses decreased by $1.3 million or 32%, to $2.7 million for the nine months ended September 30, 2026, from $3.9 million for the nine months ended September 30, 2025. The decrease in expenses was primarily attributable to a decrease in compensation costs resulting from lower headcount.

Selling and marketing expenses decreased by $5.2 million or 43%, to $7.1 million for the nine months ended September 30, 2026, from $12.3 million for the nine months ended September 30, 2025. The decrease in expenses was mainly due to lower compensation and commission expenses associated with the reduced sales team and fewer sales, and less travel related expenses, reflecting decreased staff size and fewer performance-based incentives being reached.

General and administrative expenses decreased by $0.8 million or 7%, to $10.4 million for the nine months ended September 30, 2026, from $11.2 million for the nine months ended September 30, 2025. The decrease in expenses was primarily attributable to lower consulting related expenses primarily related to lower audit costs and the fees incurred for the issuance of convertible debt in March 2025.

Gain from settlement of vendor claims reflects a one-time settlement of litigation matters relating to former vendors, for which the vendor customer relationship has previously ceased.

Interest Expense

	Nine Months Ended
	September 30,		Change
(in thousands)	2026	2025	$	%
Interest expense	$(644)	$(1,109)	$465	42%

For the nine months ended September 30, 2026, interest expense decreased by $0.5 million, or 42%, to $0.6 million, from $1.1 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily attributable to lower debt outstanding in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Gain on Extinguishment of Convertible and Other Debt

Gain on extinguishment of convertible and other debt was approximately $4.1 million in the nine months ended September 30, 2026, with no amount in the prior period.

Gain on Change in Fair Value of Series P and P-2 Preferred Stock Liability

Gain on Change in Fair Value of Series P and P-2 Preferred Stock Liability was approximately $2.2 million and $0 in the nine months ended September 30, 2026 and 2025, respectively. This is a result of the changing inputs into the fair value model for the preferred stock liability for which the Company has elected the fair value option.

Loss on Change in Fair Value of Convertible Debt

Loss on Change in Fair Value of Convertible Debt was approximately $2.5 million and approximately $0.6 million in the nine months ended September 30, 2026 and 2025, respectively. This is a result of the changing inputs into the fair value model for the convertible debt for which the Company has elected the fair value option.

Income Tax Expense

Income tax expense for each of the nine months ended September 30, 2026 and 2025 was immaterial. We estimate an annual effective tax rate of (0.06)% for the year ending December 31, 2026. Although the Company generated estimated taxable income for the nine months ended September 30, 2026, it expects to incur losses during the remainder of the fiscal year, resulting in a projected full-year loss for tax purposes. The United States federal statutory rate is 21% while our effective tax rate for the years ended December 31, 2025 and 2024 was 0.1% and 0.1%, respectively. No federal or state income taxes are expected outside of immaterial state tax payments.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(4,871)	$(14,025)
Net cash used in investing activities	$(22)	$(21)
Net cash provided by financing activities	$4,786	$13,709

Operating Activities

For the nine months ended September 30, 2026, our operating activities used cash of $4.9 million, primarily due to our net loss of $7.5 million, the gain on extinguishment of debt of $4.1 million, the gain from settlements of vendor claims of $1.2 million, the change in fair value of the Series P Preferred Stock liability of $2.2 million partially offset by the changes in our operating assets and liabilities of $2.6 million, adjustments for non-cash charges, including stock-based compensation expense of $4.7 million, the change in fair value of convertible debt of $2.5 million, non-cash amortization of debt discount of $0.2 million, and bad debt expense of $42,000. The change in our operating assets and liabilities was primarily the result of a decrease in inventory of $0.8 million and an increase in accounts payable of $1.4 million and deferred revenue of $1.1 million, and accrued interest of $0.2 million, partially offset by an increase in accounts receivable of $0.4 million and prepaids and other assets of $0.3 million and a decrease in accrued expenses of $0.2 million.

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

Investing Activities

For the nine months ended September 30, 2026 and 2025, net cash used in investing activities was immaterial due to our low capital equipment requirements.

Financing Activities

For the nine months ended September 30, 2026, net cash provided by financing activities was $4.8 million primarily due to proceeds from convertible debt of $4.0 million, proceeds from other debt issuances of $1.3 million, proceeds from issuance of common stock from equity line-of-credit of $0.1 million, and proceeds from issuance of Preferred Stock Series P of $3.0 million partially offset by repayment of convertible debt of $1.8 million and other debt issuances of $1.9 million.

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

Liquidity and Capital Resources

As of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $323.3 million and $315.8 million, respectively. Our net losses were $7.5 million and $18.1 million for the nine months ended
September 30, 2026 and 2025, respectively.

As of September 30, 2026 and December 31, 2025, we had cash, cash equivalents and restricted cash of $0.7 million and $1.0 million, respectively. In April 2025, we raised $14.0 million in a Senior Secured Convertible Note Financing. See Note 5 – Debt and Related Party Debt to our condensed consolidated financial statements for the nine months ended September 30, 2026 elsewhere in this report for additional information. In the nine months ended September 30, 2026 and the year ended December 31, 2025, we raised $7.0 million and $18.5 million, respectively, for an aggregate total all-time of $50.5 million through debt and financing arrangements, including $13.0 million of convertible debt, $7.5 million of net proceeds from the IPO, $9.3 million under loan and security agreements with Fiza, $5.0 million in convertible notes and $5.6 million in other debt issuances. Our financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern. The recurring losses and negative cash flows from operations, working capital deficiency, the need for additional financing, and uncertainties frequently encountered by companies in the technology industry are factors that raise substantial doubt about our ability to continue as a going concern for the twelve-month period from the date the financial statements included herein were issued. See Note 1 to our condensed consolidated financial statements for the nine months ended September 30, 2026 included elsewhere in this report for additional information on our assessment.

During the nine months ended September 30, 2026, we incurred a net loss of $7.5 million, had Adjusted EBITDA of ($5.7) million and had negative cash flows from operations of $4.9 million. For the year ended December 31, 2025, we incurred a net loss of $25.4 million, and incurred negative cash flows from operations of $18.0 million. We had combined cash, cash equivalents and restricted cash of $0.7 million and $1.0 million as of September 30, 2026 and December 31, 2025, respectively. We have incurred operating losses and negative cash flows from operations since inception. Our prospects are subject to risks, expenses and uncertainties frequently encountered by companies in the technology industry. These risks include, but are not limited to, the uncertainty of successfully developing our products, availability of additional financing, gaining customer acceptance and uncertainty of achieving future profitability among other factors discussed under “Cautionary Note Forward - Looking Statements”. Our success depends on the outcome of our research and development activities, scale-up and successful partnering and commercialization of our products and product candidates. In February 2025, we entered into two Loan and Security agreements that provided us with $2.0 million in financing. In April 2025, we entered into a convertible debt agreement that may provide us with up to $20.0 million in financing. In July 2025, we entered into an equity line-of-credit agreement that may provide us with up to $30.0 million in equity. In August 2025, we entered into new debt loans that provided us with $2.0 million in financing.

Management has projected cash on hand may not be sufficient to allow us to continue operations and there is substantial doubt about our ability to continue as a going concern within 12 months from the date of issuance of the financial statements if we are unable to raise additional funding for operations. We expect our working capital needs to increase in the future as we continue our operations. Our ability to raise additional funds for working capital through equity or debt financings or other sources may depend on the financial success of our business and successful implementation of our key strategic initiatives, financial, economic and market conditions and other factors, some of which are beyond our control. Further financings may have a dilutive effect on stockholders and any debt financing, if available, may require restrictions to be placed on our future financing and operating activities. If we require additional capital and are unsuccessful in raising that capital at a reasonable cost and at the required times, or at all, we may not be able to continue our business operations or we may be unable to advance our growth initiatives, either of which could adversely impact our business, financial condition and results of operations.

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

Debt and Financing Arrangements

Fiza Term Debt.

The Company had three outstanding loans through May 29, 2026 with Fiza Investments Limited, (“Fiza”) with a total outstanding principal balance of $7.2 million. On May 29, 2026, the Company converted an aggregate amount of $10,003,916, consisting of $7,201,695 in principal (the “Principal”) and $2,802,221 in accrued interest (the “Interest”) as follows (i) the Principal into shares of Common Stock at a fixed conversion price equal to $0.2385 per share, 150% of the closing price of the Common Stock on the OTC Markets on the trading day immediately preceding the Closing Date; and (ii) the Interest into shares of the newly created Series P-2 Preferred at a fixed conversion price of $1.00 per share, resulting in the issuance of 2,802,221 shares of Series P-2 Preferred to Fiza. No cash was paid in connection with the conversion. As of September 30, 2026, no amounts remain outstanding under the Fiza loans, and the Company recognized a gain on extinguishment of $3.1 million during the nine months ended September 30, 2026.

Other Term Loans.

On August 20, 2025, the Company entered into two Loan and Security Agreements with Itria Ventures LLC (“Itria”) in the principal amounts of $1,000,000 each (“Term Loans 10 and 11”) for an aggregate total of $2,000,000 at a rate of 18.00% to 18.99% per year. On March 19, 2026, the Company entered into a new Loan and Security Agreement the (“New Loan Agreement”) with Itria in connection with the refinancing of all of its outstanding debt with Itria. Pursuant to the New Loan Agreement, the Lender agreed to provide the Company with a term loan in the principal amount of $1,344,500 (the “New Loan”) at an interest rate of 18.99% per year. The New Loan is payable on a monthly basis in 24 equal installments, maturing on the 24-month anniversary of the funding date. The proceeds of the New Loan were used to refinance and pay off in full Term Loans 10 and 11. See Note 5 – Debt and Related Party Debt for more information.

The outstanding balance of all Itria loans as of September 30, 2026 and December 31, 2025 is $1.0 million and $1.6 million, respectively.

Senior Secured Convertible Note Financing.

On April 10, 2025, the Company entered into a securities purchase agreement (the “Note SPA”) with an investor, (the “Senior Lender”), pursuant to which the Company sold, and the Senior Lender purchased, a senior secured convertible note issued by the Company (the “Initial Senior Secured Convertible Note,” and such financing, the “Senior Secured Convertible Note Financing”) in the original principal amount of $13,978,495, which is convertible into shares of the Company’s common stock. The Senior Secured Convertible Note Financing initially closed on April 11, 2025. The gross proceeds to the Company from the Initial Senior Secured Convertible Note Financing, prior to the payment of legal fees and transaction expenses, was $13,000,000. All obligations under the Initial Senior Secured Convertible Note were satisfied and discharged on May 29, 2026, as described below.

In addition, the Company and Senior Lender agreed in an amendment to the SPA to conduct a second closing pursuant to the Note SPA, which occurred on March 16, 2026 (the “Second Closing”). On the Second Closing, the Company issued an additional senior secured convertible promissory note in the original principal amount of $4,301,075 (the “Additional Senior Secured Convertible Note,” and together with the Initial Senior Secured Convertible Note, the “Senior Secured Convertible Note”). The Company used the net proceeds from the issuance of the Additional Senior Secured Convertible Note to repay approximately $2,000,000 of existing debt owed to the Senior Lender, and for working capital and general corporate purposes.

May 28, 2026 Restructuring

On May 28, 2026, the Company and the Senior Lender entered into a Debt Restructuring Agreement pursuant to which the Senior Lender converted $2,000,000 of outstanding principal and other amounts owed into shares of common stock at a fixed conversion price of $0.2385 per share. The converted amount consisted of $789,110 under the Initial Senior Secured Convertible Note, which fully satisfied and discharged that note, with the balance drawn from interest and Make-Whole Amounts under the Additional Senior Secured Convertible Note. The Company recognized a gain on extinguishment of $1.0 million during the nine months ended September 30, 2026. The Additional Senior Secured Convertible Note, as reduced, was amended and restated (the “Amended Note”).

Terms of the Amended Note

As of September 30, 2026, $4,301,075 of principal remained outstanding, consisting of $2,301,075 of interest-bearing principal and $2,000,000 of non-interest-bearing principal. The Senior Lender is subject to a nine-month conversion moratorium expiring February 28, 2027, after which the Amended Note is repayable in nine equal monthly installments of combined principal, interest and Make-Whole Amounts, with the final installment due November 28, 2027. The note matures March 15, 2028, was issued with a 7.0% original issue discount, accrues interest at 6.0% per annum guaranteed through maturity, and is secured by a first priority lien on substantially all of the Company's assets, including intellectual property. It is convertible at $7.00 per share, subject to a $1.25 floor price and to beneficial ownership limitations of 4.99% (9.99% on or after June 20, 2026). Installments paid in shares are priced at the lesser of the conversion price or 95% of the lowest VWAP over the preceding ten trading days.

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

Investor Bridge Note.

On October 6, 2026, after the end of the quarter, we issued a senior secured note (the “Bridge Note”) to an investor (the “Bridge Investor”) providing for advances of up to $5,000,000, each at the Bridge Investor’s sole discretion. As of the date of this report, $350,000 has been advanced. The Bridge Note bears interest at 18.99% per annum, payable in kind unless we elect to pay in cash, and matures on December 31, 2027. At maturity we must also pay a make-whole amount equal to the interest that would have accrued through maturity. The Bridge Note is secured by substantially all of our assets. Under intercreditor agreements, it ranks partly pari passu with and partly junior to the Amended Note, and senior to the Itria loan. Because further advances are at the Bridge Investor’s discretion, there can be no assurance that we will receive additional funding under the Bridge Note. See Note 15 – Subsequent Events.

Contractual Obligations

Our principal commitments consist of obligations for office space under a non-cancelable operating lease that expires in August 2027, as well as repayment of borrowings under other financing arrangements as described above under “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition, we have agreements with certain hardware suppliers to purchase inventory; as of September 30, 2026, we had approximately $16.2 million in purchase obligations outstanding under such agreements, all of which are scheduled to come due on or before December 31, 2026.

Critical Accounting Estimates

As discussed in our 2025 Form 10-K, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition, including Standalone Selling Price (“SSP”) and the allocation of the transaction price; leases; impairment of intangible assets; impairment of long-lived assets; valuation of accounts receivable; valuation of inventory; valuation of debt and embedded features; stock compensation; and income taxes (including uncertain tax positions). There have been no significant changes to the Company’s accounting policies subsequent to December 31, 2025.

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

Series P and P-2 Preferred Stock

We have issued convertible Series P Preferred Stock and determined that the Series P and Series P-2 Preferred Stocks should be classified as a liability and recorded at fair value as a non-current liability as of September 30, 2026 on the condensed consolidated balance sheet.  This classification reflects the embedded obligation to issue a variable number of common shares upon automatic conversion, based predominantly on a measure other than the fair value of the Company’s equity shares (the lower of the Conversion Price or 80% of the 90-Day VWAP of the Company’s common stock).

The Series P and Series P-2 Preferred Stocks are measured at fair value at each reporting date, with changes in fair value recognized in earnings. The fair value measurement incorporates the present value of all contractual cash flows, including accrued PIK dividends at the 18% stated rate through the Required Conversion date. No separate dividend accrual is recognized.

In accordance with ASC 480-10-25-14, the Company determined that the changes in fair value of the Series P and Series P-2 Preferred Stock liability during the periods presented were primarily attributable to changes in the price of the Company’s common stock and the discount rate used in the valuation model, rather than changes in the Company's own credit risk. Accordingly, the change in fair value was recognized in consolidated net loss rather than other comprehensive income (loss). The net impact for the three months ended September 30, 2026 and 2025, was a gain of approximately $2.0 million and $0, respectively. The net impact for the nine months ended September 30, 2026 and 2025, was a gain of approximately $2.2 million and $0, respectively.

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

Item 4. Controls and Procedures

Internal Control Over Financial Reporting

Evaluation of disclosure controls and procedures

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, our disclosure controls and procedures were ineffective to provide reasonable assurance that information required to be disclosed in our Exchange Act filings is recorded, processed, summarized, and reported within the time periods required.

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

The Company has identified material weaknesses in our internal control over financial reporting as of September 30, 2026, relating to: (i) the lack of segregation of duties; (ii) account reconciliation and cutoff; and (iii) the lack of a formal risk assessment policy for entity level controls. As such, management determined that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2026.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our financial statements for the three and nine months ended September 30, 2026 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2026 are fairly stated, in all material respects, in accordance with GAAP.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, the effectiveness of any internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in  “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K, which could materially affect our business, financial condition, or future operating results and cash flows. The following risk factors update, and to the extent inconsistent supersede, the risk factors set forth in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K. Except as set forth below, there have been no material changes to those risk factors. The risks described below and in “Part I, Item 1A. Risk Factors” of our 2025 Form 10-K, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Our common stock has been delisted from Nasdaq, which has reduced the liquidity of our common stock and may impair our ability to raise capital.

On April 21, 2026, we received a determination from Nasdaq to delist our common stock under Nasdaq Listing Rule 5810(c)(3)(A)(iii), following the closing bid price of our common stock being $0.10 or less for ten consecutive trading days. Trading in our common stock was suspended at the opening of business on April 28, 2026. We requested a hearing before a Nasdaq Hearings Panel, and on August 6, 2026 the Panel issued a decision determining to delist our common stock. Because Nasdaq did not file a Form 25 following the Panel’s decision, after providing written notice to Nasdaq and issuing a press release on September 15, 2026, filed a Form 25 with the SEC on September 25, 2026 to voluntarily delist its common stock from Nasdaq. The delisting became effective ten days after the Form 25 was filed, on October 5, 2026. The registration of the common stock under Section 12(b) of the Exchange Act, will terminate 90 days after that filing, on or about December 24, 2026.

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

Delisting has other consequences. Our common stock has ceased to be a “covered security” for purposes of the National Securities Markets Improvement Act, so that future issuances of our common stock will be subject to the securities laws of individual states rather than federal preemption, which may increase the cost and complexity of financing transactions. Our common stock is also likely to lose eligibility for purchase on margin, which may cause brokers to require holders who hold our shares in margin accounts to liquidate their positions. Certain institutional investors are prohibited by policy from holding securities that are not listed on a national securities exchange, and our ability to raise capital through the sale of equity securities has been and is likely to continue to be adversely affected.

We have issued a substantial number of shares of common stock, and we have limited authorized share capacity available to satisfy our obligations under our outstanding convertible securities.

During the nine months ended September 30, 2026, the number of shares of our common stock issued and outstanding increased from 1,294,142 to 37,068,058, primarily as a result of the conversion of outstanding indebtedness into common stock. This included the issuance of 30,195,786 shares on May 29, 2026 at a fixed conversion price of $0.2385 per share in connection with the conversion of principal outstanding under our loans with Fiza Investments Limited. Our existing stockholders experienced substantial dilution as a result of these issuances, and may experience further substantial dilution.

Our certificate of incorporation authorizes 100,000,000 shares of common stock. As of September 30, 2026, 37,068,058 shares were issued and outstanding, and a significant portion of the balance of our authorized common stock was reserved for or committed to issuance upon conversion of our outstanding convertible note and preferred stock, upon exercise of outstanding options and warrants, and under our equity incentive plans. We therefore have limited capacity to issue additional shares of common stock.

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

We are in default under our senior secured convertible note, and if the holder exercises its remedies, we may be unable to continue operations.

Our Amended Note held by 3i, LP (“3i”) is secured by a first-priority lien on substantially all of our assets, including our intellectual property. As of September 30, 2026, $4.3 million of principal was outstanding, and the Amended Note was recorded at a fair value of $4.7 million. The suspension of trading of our common stock on Nasdaq on April 28, 2026 constituted an event of default under the Amended Note. The delisting of our common stock from Nasdaq, effective October 5, 2026, and the quotation of our common stock on the OTC Markets, constitutes an additional event of default. In connection with the May 28, 2026 restructuring of our indebtedness, 3i agreed not to declare an event of default as a result of the trading suspension for 60 days. That standstill period has expired, and the default has not been cured. As of the date of this Quarterly Report, 3i has not declared an event of default or exercised any remedies. However, 3i has not waived the default and may exercise its remedies at any time, and its ability to exercise remedies is only temporarily restricted, as described below.

If 3i declares an event of default, it may:

●	require us to redeem the Amended Note at a premium of 10% to principal, accrued interest and make-whole amounts;

●	charge interest at the default rate of 11.0% per annum;
●	convert the Amended Note at a discount to the prevailing market price of our common stock, which would cause substantial additional dilution; and
●	foreclose on our assets, including our intellectual property.

We do not have sufficient cash to redeem the Amended Note. An event of default under the Amended Note may also constitute a default under our other indebtedness, including our loan from Itria Ventures LLC and the Bridge Note. Under intercreditor agreements entered into in connection with the Bridge Note, 3i, the Bridge Investor and Itria have agreed to temporary restrictions on enforcement that expire no later than May 15, 2027 and may terminate earlier. See Note 15 – Subsequent Events. Because the holder of the Amended Note may exercise its remedies at any time, we have classified $0.6 million outstanding under the Amended Note as a current liability. Any exercise of remedies by 3i, the Bridge Investor or Itria would have a material adverse effect on our business, financial condition and results of operations. It could require us to curtail or cease operations, sell some or all of our assets, or seek protection under applicable bankruptcy laws. In any of those events, holders of our common stock could lose all or substantially all of their investment.

We may deregister our common stock under the Exchange Act and suspend our SEC reporting obligations. If we do, significantly less information about us will be publicly available, and the liquidity and market price of our common stock could decline significantly.

Our common stock was delisted from Nasdaq effective October 5, 2026, and its registration under Section 12(b) of the Exchange Act will terminate on or about December 24, 2026. As of November 9, 2026, there were approximately 165 holders of record of our common stock. Because there are fewer than 300 holders of record, we may be eligible to terminate the registration of our common stock and suspend our reporting obligations under the Exchange Act by filing a Form 15 with the SEC. Our Board of Directors is evaluating whether to do so as part of its efforts to reduce costs. We would not need stockholder approval, and we could act with little or no advance notice to stockholders.

If we deregister, we would no longer file annual, quarterly or current reports with the SEC. We would also no longer be subject to:

●	the SEC’s proxy rules;
●	the certification and internal-control requirements of the Sarbanes-Oxley Act of 2002; and
●	the other disclosure and governance requirements that apply to reporting companies.

In addition, our directors, officers and principal stockholders would no longer be required to report their transactions in our securities under Section 16 of the Exchange Act. As a result, stockholders and potential investors would have significantly less information about our business, financial condition, results of operations and management. They would also have fewer of the protections that federal securities laws give holders of securities of reporting companies.

Deregistration would also likely reduce, possibly significantly, the liquidity and market price of our common stock:

●	OTC quotation. Our common stock is currently quoted on the OTCQB Venture Market Tier of OTC Markets. Without current public information, our common stock could become ineligible for quotation on any tier other than the Expert Market, where quotations are not publicly available.
●	Broker-dealer quotes. Broker-dealers may be unable to publish quotations for our common stock in compliance with Rule 15c2-11 under the Exchange Act. Many brokers may decline to accept deposits of, or effect trades in, our common stock.

●	Rule 144. Holders of restricted securities, and our affiliates, may be unable to resell under Rule 144, which requires current public information about the issuer.

Once we deregister, we may not be able, or may choose not, to re-register our common stock or resume reporting. Holders of our common stock may therefore find it difficult or impossible to sell their shares at an acceptable price, or at all.

We are exploring strategic alternatives, including a sale of the Company or of all or substantially all of our assets. We may not complete any transaction, and holders of our common stock may receive little or no value in any transaction we do complete.

Our Board of Directors is exploring strategic alternatives in light of our liquidity position, our indebtedness and the delisting of our common stock. These alternatives include a sale of the Company, a sale of all or substantially all of our assets, a merger or other business combination, a recapitalization, or other transactions. We have not entered into any definitive agreement for a strategic transaction. We may not be able to identify or negotiate a transaction on acceptable terms, or at all. Any transaction we do agree to may not be completed. Completion may depend on conditions outside our control, including:

●	the consent of our secured lenders and the holders of our preferred stock;
●	stockholder approval, where required; and
●	the availability of financing to fund our operations until closing.

Any transaction may also be completed through a sale process under the U.S. Bankruptcy Code.

Even if we complete a transaction, holders of our common stock may receive little or no value. Our capital structure is heavily weighted toward claims and preferences that rank ahead of the common stock:

●	The Amended Note. The holder of the Amended Note has a first-priority lien on substantially all of our assets, including our intellectual property. In a change of control, it may require us to redeem the note in cash at 110% of principal, accrued interest and make-whole amounts.
●	Itria. Our loan from Itria Ventures LLC is secured by a second-priority lien on substantially all of our assets.
●	Other creditors. We have significant trade payables and other obligations, including $16.2 million of inventory purchase obligations scheduled to come due on or before December 31, 2026.
●	Series P and Series P-2 Preferred Stock. On a liquidation, dissolution or change of control, holders of our preferred stock are entitled to a preference before any distribution to holders of common stock. For the Series P Preferred Stock, the preference equals the stated value plus accrued and unpaid dividends, which accrue at 18% per annum. For the Series P-2 Preferred Stock, the preference equals the greater of:
●	the stated value plus accrued and unpaid dividends, which accrue at 18% per annum; and
●	the amount the holder would receive on an as-converted basis.

In a sale of our assets, proceeds would be paid first to satisfy our liabilities. Any amounts remaining for stockholders would generally be distributable only through a dissolution of the Company. A dissolution would involve additional costs and delays, and would require us to make provision for known and contingent claims, including the claims asserted in the EdtechX litigation. As a result, the value realized in a transaction may be insufficient to pay our creditors and the holders of our preferred stock in full, and holders of our common stock may receive nothing.

The process of exploring strategic alternatives is also costly. It diverts management’s attention and may create uncertainty among our employees, customers, resellers and suppliers. That could harm our business and reduce the value we are able to realize in any transaction. We do not intend to disclose developments regarding this process until we enter into a definitive agreement or otherwise determine that disclosure is appropriate or required.

Our limited liquidity has adversely affected our ability to purchase inventory and fulfill customer orders, and may continue to do so.

We depend on third-party manufacturers and suppliers, located primarily in China, for our hardware products. Our limited cash resources have constrained our ability to pay our suppliers on a timely basis and to purchase and take delivery of inventory. As a result, we have had limited inventory available for sale, which we believe may have limited our ability to drive customer orders and impaired our sales team’s ability to close sales, particularly during the three months ended September 30, 2026, and may have contributed to the decline in our hardware revenue. As of September 30, 2026, we had:

●	$1.4 million of advances to suppliers;
●	$4.9 million of accounts payable; and
●	$16.2 million of inventory purchase obligations scheduled to come due on or before December 31, 2026.

We do not currently have sufficient cash to satisfy these purchase obligations.

If we are unable to pay our suppliers when due, they may:

●	require prepayment or other less favorable terms;
●	suspend or cancel shipments;
●	assert claims against us for amounts owed under our purchase commitments; or
●	decline to continue doing business with us.

Any of these actions could prevent us from obtaining the products we need to fulfill customer orders. Delays or failures in fulfillment have resulted, and may continue to result, in order cancellations, deferral of revenue, damage to our relationships with customers and resellers, and harm to our reputation. That is particularly true in the K-12 market, where customer purchasing is often tied to funding deadlines and school calendars.

We are a defendant in litigation brought by EdtechX Holdings Acquisition Corp. II, which is scheduled for trial in January 2027. An adverse judgment could likely exceed our ability to pay and could force us to seek bankruptcy protection.

In July 2024, EdtechX sued us in the Superior Court of the State of Delaware in connection with our termination of our 2022 merger agreement with EdtechX. EdtechX asserts claims for breach of contract and breach of the implied covenant of good faith and fair dealing. In its amended complaint, EdtechX alleges that its damages may exceed $60 million, and it also seeks interest, attorneys’ fees and costs. Trial is scheduled to begin on January 20, 2027.

We believe EdtechX’s claims are without merit, and we intend to defend ourselves vigorously. However, the outcome of litigation, and of a trial in particular, is inherently uncertain. We cannot predict how the court will rule on liability or, if we are found liable, the amount of damages that may be awarded.

The damages EdtechX seeks are many times greater than our available cash and other resources. If EdtechX obtains a significant judgment against us, even in an amount substantially less than the damages it seeks, we would not be able to pay it. We also would not be able to post the bond that would likely be required to stay enforcement of the judgment while we pursue an appeal. In that event, we expect that we would need to seek protection under applicable bankruptcy laws, and we could be forced to cease operations. Holders of our common stock could lose all or substantially all of their investment.

Even if we prevail, defending this litigation through trial will require significant expense and management attention at a time when our liquidity is severely constrained. Our litigation counsel has advised us that they intend to move to withdraw, and we are in the process of retaining new trial counsel on an expedited basis. Any delay or difficulty in doing so could impair our defense.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There have been no unregistered sales of securities by the Company during the period covered by this report that have not been previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

The suspension of trading of our common stock on Nasdaq on April 28, 2026 constituted an event of default under the Amended Note held by 3i, LP, our senior secured lender. The delisting of our common stock from Nasdaq, effective October 5, 2026, and the quotation of our common stock on the OTC Markets constitute an additional event of default. In connection with the May 29, 2026 restructuring, 3i agreed not to declare an event of default as a result of the trading suspension for 60 days. That standstill period has expired, and the default has not been cured or waived. As of September 30, 2026, $4.3 million of principal was outstanding under the Amended Note, which was recorded at a fair value of $4.7 million. There has been no default in the payment of principal or interest under the Amended Note. As of the date of this report, 3i has not declared an event of default or exercised any remedies. See “Risk Factors — We are in default under our senior secured convertible note…” and Note 5 – Debt and Related Party Debt.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

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

3.3

Certificate of Amendment to Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware on April 16, 2026 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2026).

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

3.6	Second Amended and Restated Bylaws of the zSpace, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on December 9, 2024).

3.7	Amendment to Second Amended and Restated Bylaws of zSpace, Inc., (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q filed on November 13, 2025).

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s registration statement on Form S-1 File No. 333-280427).

4.2	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on December 9, 2024).

4.3	Form of Senior Secured Convertible Note, dated April 11, 2025 in the amount of $13,978,495 (incorporated by reference to Exhibit 4.1 of the Company Current Report on Form 8-K filed on April 11, 2025)

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

Date: November 13, 2026

ZSPACE, INC.

By:	/s/ Paul Kellenberger
Name:	Paul Kellenberger
Title:	Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Erick DeOliveira
Name:	Erick DeOliveira
Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)